Form 10-Q
period 2009-08-31
Loto Inc.
filed 2009-10-15
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   333-159858

Loto Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 460, 20 Toronto Street
Toronto, Ontario, Canada M5C 2B8
(Address of principal executive offices)

(416) 500-7799
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 13, 2009, the Issuer had 55,000,000 shares of its Common Stock outstanding.

PART I               FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	August 31, 2009	May 31, 2009

CURRENT ASSETS:
Cash	$165,556	$169,203
Prepaid rent	23,158	-
Other	4,939	-

TOTAL CURRENT ASSETS	193,653	169,203

Fixed assets at cost, less accumulated depreciation
of $750	24,177

TOTAL ASSETS	$217,830	$169,203

LIABILITIES and STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accrued expenses	$22,805	10,000
Deposit for subscription of common shares	300,000	150,000
Standby loan	100,345	-
Due to stockholder	91	91

CURRENT LIABILITIES AND TOTAL LIABILITIES	423,241	160,091

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001
100,000,000 shares authorized
40,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	16,091	16,091
Other comprehensive loss	(3,095)	-
Deficit accumulated during development stage	(222,407)	(10,979)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(205,411)	9,112

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY	$217,830	$169,203

Proforma stockholders' equity assuming the sale of common stock referred to in Note 4 had occurred by August 31, 2009	$94,589	$159,112

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Quarter Ended August 31, 2009	From Inception (September 16, 2008) to August 31, 2009

REVENUES	-	-

COSTS AND EXPENSES:
General and administrative expenses	211,428	222,407

NET LOSS FOR THE PERIOD	211,428	222,407

Basic earnings per share (40,000,000 shares issued and outstanding)	$(0.005)	$(0.005)

Proforma earnings per share assuming sale of common stock referred to in Note 4 had occurred by August 31, 2009	$(0.004)	$(0.004)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO AUGUST 31, 2009

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008	-	-	-	$-		$-

Capital contribution in connection with formation of Mobilotto, Inc.			91			$91

Net loss	-	-	-	(10,979)		$(10,979)

Sale of 20,000,000 shares at $.001 per share	20,000,000	2,000	18,000			$20,000

Shares issued in connection with Acquisition of Mobilito, Inc.	20,000,000	2,000	(2,000)			$-

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Net loss				(211,428)		(211,428)

Other comprehensive income resulting from foreign exchange transactions	-	-	-	-	(3,095)	(3,095)

BALANCE - AUGUST 31, 2009	40,000,000	4,000	16,091	(222,407)	(3,095)	$(205,411)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Quarter Ended August 31, 2009	From Inception (September 16, 2008) to August 31, 2009

OPERATING ACTIVITIES:
Net loss for the period	(211,428)	(222,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	750	750
Changes in operating assets and liabilities:
Prepaid rent	(23,158)	(23,158)
Other current assets	(4,939)	(4,939)
Accrued expenses	12,805	22,805

NET CASH USED IN OPERATING ACTIVITIES	(225,970)	(226,949)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,927)	(24,927)

NET CASH USED IN INVESTING ACTIVITIES	(24,927)	(24,927)

FINANCING ACTIVITIES:
Deposit for stock subscription	150,000	300,000
Proceeds from loan	100,345	100,345
Issuance of common stock	-	20,091
Proceeds from stockholder loan	-	91

NET CASH PROVIDED FROM INVESTING ACTIVITIES	250,345	420,527

Effect of exchange rates on cash	(3,095)	(3,095)

(DECREASE) INCREASE IN CASH	(3,647)	165,556

CASH - BEGINNING OF PERIOD	169,203	-

CASH - END OF PERIOD	165,556	165,556

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Comparative Results

Comparison with the financial results for the three months ended August 31, 2008 and financial position as at August 31, 2008 have not been presented as the company was not conducting any business during that period.

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with our wholly owned subsidiary Mobilotto Systems, Inc. (“Mobilotto”), are development stage companies. We have developed a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Our proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to operate or license our software application with governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. During the foreseeable future, we expect to pursue our business only outside of the United States since current laws in the United States prohibit sales of lottery tickets utilizing mobile telecommunications devices. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet generated any revenues from our technology.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Loto Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiary, Mobilotto Systems, Inc. which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholders of Mobilotto contributed all of the outstanding equity interests in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with Financial Accounting Standard Board Statement 141 (“SFAS 141”). Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All intercompany balances and transactions have been eliminated.

Since inception the Company has been engaged in organizational activities, has been developing its business model and has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Property and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the expected useful life as follows:

Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	term of the lease

Repairs and maintenance expenditures are charged to operating expense as incurred. Replacements and major renewals are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of the asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset, or group of assets, is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when we have persuasive evidence of an arrangement, prices are fixed or determinable, services or products are provided to the customer, and collectability is probable and reasonably assured depending upon the applicable revenue recognition guidance followed. The following are specific revenue recognition policies.

Loto expects to have contracts between the mobile network operators and/or the lottery operators, depending upon the jurisdiction of business. Revenue from lottery services is determined as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract. This revenue will be recognized when the lottery purchase transaction is completed and confirmed to the mobile device.

Revenue from the sale of a lottery system, which includes the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue from the licensing of customized lottery software is recognized over the term of license on the basis as identified in the contracts.

Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

Revenue derived from enhancements to lottery software is recognized at the time such enhancements are accepted by the customer.

Development Costs

It is the Company’s policy to expense all software and application development costs as the Company’s future revenues and business operations are uncertain as to quantum, timing, and realization.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Revenue and expenses accounts are translated at average exchange rates during the period. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of warrants or conversion of debt to acquire common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued expenses. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Recent Accounting Pronouncements

Business Combinations (SFAS 141R) requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value”. Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at the estimated fair value as at the acquisition date, with any subsequent changes to fair value charged or credited to earnings. Further, acquisition related costs will be expensed rather than treated as part of the acquisition. SFAS is effective for periods beginning on or after December 15, 2008.

Non-Controlling Interests in Consolidated Financial Statements (FAS 160) requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-government entities that are presently in conformity with U.S. GAAP.

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements of the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $222,407 as of August 31, 2009 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DEPOSIT FOR SUBSCRIPTION TO COMMON STOCK

As of May 31, 2009, Loto had received subscriptions for private placements pending for the sale of an aggregate of 15,000,000 shares of restricted common stock to six accredited investors at a purchase price of $0.01 per share for an aggregate purchase price of $150,000.  The subscriptions were accepted and closed on June 9, 2009.  On August 31, 2009, Loto received a private placement subscription of $150,000 from one investor to issue 100,000 shares at a purchase price of $1.50 per share.  The August private placement is anticipated to close by late October.

NOTE 5 – STANDBY LOAN

Two current shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., have made a standby financing commitment to the Company under which they will provide the necessary funding up to $1,500,000 if we are unable to obtain third-party financing (the “Standby Loan”). Loto may draw on the standby financing commitment in accordance with our operating requirements as set forth in our business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company, which are derived from the issuance of any equity securities and Company gross revenues. Draws on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. Loto will give the lenders customary representations and warranties regarding the good standing of the Company and status of progress in respect of the business plan prior to each draw on the commitment amount, and Loto will provide certifications and covenants regarding use of the proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to Loto if the Company is unable to make the representations, warranties, certifications or covenants, or if Loto is in breach of any previously given representations, warranties, certifications or covenants. If Loto breaches any of the borrowed amounts, the default rate will be 15% per annum and the lenders may seek recourse against our Company for repayment of all of the amounts.

NOTE 6 - LITIGATION

The Company is not aware of any legal actions against it. From time to time in the future, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

NOTE 7 – PAR VALUE OF SHARES

On June 4, 2009, Loto amended its certificate of incorporation to change its par value from $.001 per share to $.0001 per share. Retroactive effect has been given to the above in the accompanying statement of stockholders’ equity.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report, and in conjunction with our year end consolidated financial statements as of May 31, 2009. In addition, please refer to the risk factors included in the Registration Statement filed by the Company on August 5, 2009 and declared effective on August 12, 2009. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, as the Company intends to issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. Unless otherwise provided in this Report, references to the "Company," “Loto,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Loto Inc.

Critical Accounting Policies and Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

This Report does not contain a comparison to the three months ended August 31, 2008, since the company was not conducting any business during that period.

Overview

Our company, Loto, operates through our wholly owned subsidiary Mobilotto Systems, Inc. (“Mobilotto”). Loto was incorporated in the state of Nevada on April 22, 2009, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008. On May 13, 2009 we acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).

We are a development stage company. We are developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. The status of the final commercial grade operating system is in the initial stages of development and certification; however, we have developed a working demonstration capability with limited functionality, which is operable on most Blackberry models of smart phones (including the Pearl, the Curve, the Bold, and 8800 series), and we use this for demonstration purposes. We have designed and we plan to include player registration, financial settlement and player messaging functions in the next version of our software. We believe the next version of our application will be commercially viable and will provide a complete, fully functional and flexible mobile lottery platform for lottery operators worldwide.

Our proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to license our software application to governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. During the foreseeable future, we expect to pursue our business only outside of the United States since current laws in the United States prohibit sales of lottery tickets utilizing mobile telecommunications devices. Our business plan calls for launching our mobile lottery application in the target markets of Canada, Mexico, South America, Asia (China), Africa (South Africa) and Europe (Turkey and the United Kingdom).

Our mobile lottery software application has not yet been tested on a commercial scale or utilized by any lottery operators and we have not yet derived any revenues from our technology. There is uncertainty whether our software application will actually perform as anticipated in a commercial setting. In order to commercially deploy our mobile lottery software application we must develop the player registration, player settlement and player messaging components of our system. We issued an RFP (request for proposal) to six qualified suppliers in late August, 2009, indicating that we intend to solicit for bids to a number of recognized software development companies to develop the remaining components of our full feature system. The continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Liquidity and Capital Resources

As at August 31, 2009 we had $165,556 of cash available. We have also prepaid rent in the amount of $23,158 as a condition of renting business premises, which commenced on July 1, 2009 at Suite 460, 20 Toronto Street in Toronto, Ontario. Fixed assets with a cost of $24,927 were also purchased in the quarter and consist of general office equipment.

Current liabilities are comprised of three categories. There are $22,805 of general office and business expenses. During the first quarter of the year, the Company received a deposit for a subscription for common shares equal to $150,000 which has not yet closed. This is in addition to the $150,000 that was received and closed during our previous fiscal year. In addition, we drew down $100,000 from our Standby Loan (as described below) in August.

As a development stage company, we have limited capital and limited operating resources. We raised $170,000 under the terms of our co-founders’ agreements and our Series A private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

We expect that the cash on hand in our accounts will be sufficient to maintain our operations only for approximately two months from the date of this Report. We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA) and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,500,000. We expect to need additional amounts of funding commencing 12 months from the date of this Report in order to expand our operations.

Two of our current shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., have made a standby financing commitment to our Company under which they will provide the necessary funding up to $1,500,000 if we are unable to obtain third-party financing (the “Standby Loan”). We may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum. The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Three Months Ended August 31, 2009

Income

We are a development stage company and as of August 31, 2009 there were no contracts in place and no revenue has been received. We do not expect that revenue will be realized until the middle of 2010. We have concentrated our efforts on developing our business strategy and obtaining financing. We have working models ready for demonstration and we have commenced our initial sales and marketing program. We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology. There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

For the three months ended August 31, 2009, we incurred $211,428 in operating expenses.

Salaries expense was $103,979 for the quarter and comprised payments to the President, the Chief Information Officer, the Vice President of Sales & Marketing, the Director of Sales & Marketing, and an administrative assistant.

Legal fees incurred were for the creation of all required public company filings and reporting conformance, as well as for trademark and patent applications.

Marketing expenses were incurred in the creation and printing of investor information kits, product information kits, and a display booth that will be used at upcoming lottery industry trade shows.

Rent expense is for the head office of the company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.

Systems development expenses were incurred for the creation and maintenance of the company’s website, as well as for the creation and scoring of the company’s development request for proposal which was issued in late August.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following plan over the next twelve months:

1. Completion of the patent and trademark registrations.

2. Adherence to our Marketing Plan (see section below).

3. Completion of the systems development to ensure we have a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication/marketing). The RFP selection is underway, and once a supplier is selected, we anticipate that programming should be completed in approximately seven to ten months thereafter.

4. As opportunities arise, partner with game developers to be able to offer new and varied mobile games, in addition to mobilizing existing lottery games.

5. Remain flexible in our business model to operate as a lottery retailer, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

6. Complete appropriate certifications in promising jurisdictions to become a lottery retailer and/or supplier to specific lottery operators.

7. Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

8. Proactive communication with prospective lottery operators of our products, status, and understanding of their needs.

Marketing Plan:

Our marketing plan is a combination of branding, lottery association participation, communication and meetings with lottery operators, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1. Attending and participating in lottery association events / tradeshows in order to meet prospective clients, speak about mobile lottery opportunities, and present the Loto and Mobilotto brands. These would include the World Lottery Association as well as the North American Association of State & Provincial Lotteries, among others.

2. Review each geographical region to justify the development of mobile gaming environment. Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and other operators who express a strong interest.

3. On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Loto products. Currently, opportunities appear to be strong in Canada, Mexico, Southeast Asia, and Europe. Also, the US may become a market for Loto should existing restrictions on internet lotteries be changed.

4. While brand and product marketing will be supported by the lottery operators and also by the mobile network operators, we intend on pursuing additional local marketing efforts including mass awareness campaigns, cause support, and seeking specific customer input.

5. Develop relationships with existing internet gaming companies to “mobilize” their product offerings.

6. Once Loto’s product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices.

Working Capital

We have in-place working capital to fund normal business activities for the next two months. While we are seeking financing for a further $2,500,000, we have an additional $1,400,000 in the Standby Loan that can be drawn down to satisfy short-term cash commitments.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of February 2011 at a rate that approximates $2,500 plus utilities per month.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

The Management of our company is responsible for establishing and maintaining adequate internal controls over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in all reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally acceptable accounting principles, and that the receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of August 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2009, we sold an aggregate of 15,000,000 shares of our restricted common stock in a Series A private placement with six accredited investors at a purchase price of $0.01 per share for an aggregate purchase price of $150,000. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. With respect to five of the six investors, we also relied upon the exemption from registration provided by Regulation S.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2009, the Company amended its certificate of incorporation by unanimous consent of the owners of record of the Company’s issued and outstanding shares of common stock. This amendment changed the par value of the Company’s shares of common stock from $.001 per share to $.0001 per share.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 3.1
Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 3.3
Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 10.1
Founders’ Agreement, by and between the Company, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd., dated as of May 13, 2009; incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 10.2
Form of Subscription Agreement, by and between the Company and the Series A Financing Subscribers (Regulation S Subscribers), incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 10.3
Form of Subscription Agreement, by and between the Company and the Series A Financing Subscribers (Section 4(2) Subscribers), incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 10.4
Form of Registration Rights Agreement, by and between the Company and the Series A Financing Subscribers, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 10.5
Standby Commitment Letter, by and between the Company, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., dated as of August 3, 2009, incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on August 5, 2009.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTO INC.

By:	/s/ Stephen Knight
	Name:	Stephen Knight
	Title:	Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer

Dated:	October 15, 2009