Form 10-Q/A
period 2009-08-31
Loto Inc.
filed 2009-10-22
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☒   No ☐

As of October 21, 2009, the Issuer had 55,000,000 shares of its Common Stock outstanding.

Explanatory Note: This Amendment No. 1 to the Form 10-Q for the Period ended August 31, 2009 is being filed to correct the cover page of the Form 10-Q filed on October 15, 2009.  The Company is a shell company and the cover of this Amended Report now reflects this classification.

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

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO AUGUST 31, 2009

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008	-	-	-	$-		$-

Capital contribution in connection with formation of Mobilotto, Inc.			91			$91

Net loss	-	-	-	(10,979)		$(10,979)

Sale of 20,000,000 shares at $.001 per share	20,000,000	2,000	18,000			$20,000

Shares issued in connection with Acquisition of Mobilotto, Inc.	20,000,000	2,000	(2,000)			$-

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Net loss				(211,428)		(211,428)

Other comprehensive income resulting from foreign exchange transactions	-	-	-	-	(3,095)	(3,095)

BALANCE - AUGUST 31, 2009	40,000,000	4,000	16,091	(222,407)	(3,095)	$(205,411)

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

Dated:       October 22, 2009