Form 10-Q
period 2009-11-30
Loto Inc.
filed 2010-01-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 12, 2010, the Issuer had 55,000,000 shares of its Common Stock outstanding.

PART I               FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	November 30, 2009	May 31, 2009
CURRENT ASSETS:
Cash	$30,744	$169,203
Prepaid rent	8,119	-
Employee advance	2,857	-
GST Receivable	12,827	-

TOTAL CURRENT ASSETS	54,547	169,203

Fixed assets, at cost	24,927	-
Accumulated depreciation	(2,774)	-
Net fixed assets	22,153	0

TOTAL ASSETS	$76,700	$169,203

LIABILITIES and STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accrued expenses	90,426	$10,000
Deposit for subscription of common shares	250,000	150,000
Standby loan	150,927	-
Due to stockholder	91	91

CURRENT LIABILITIES AND TOTAL LIABILITIES	491,444	160,091

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001
100,000,000 shares authorized
55,000,000 shares issued and outstanding	5,500	4,000
Additional paid-in capital	164,591	16,091
Other comprehensive loss	(3,683)	-
Deficit accumulated during development stage	(581,152)	(10,979)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(414,744)	9,112

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY	$76,700	$169,203

Proforma stockholders' equity assuming the sale of common stock referred to in Note 4 had occurred by November 30, 2009	$(164,744)	$159,112

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Six Months Ended November 30, 2009	For the Three Months Ended November 30, 2009	From Inception (September 16, 2008) to November 30, 2009
REVENUES		-	-

COSTS AND EXPENSES:
General and administrative expenses	570,173	358,745	581,152

NET LOSS FOR THE PERIOD	570,173	358,745	581,152

Basic earnings per share (55,000,000 shares issued and outstanding)	$(0.01)	$(0.01)	$(0.01)

Proforma earnings per share assuming sale of common stock referred to in Note 4 had occurred by November 30, 2009	$(0.01)	$(0.01)	$(0.01)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO NOVEMBER 30, 2009

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares at $.0001 per share	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilito, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of 15,000,000 shares at $.0001 per share	15,000,000	1,500	148,500			150,000

Net loss				(211,428)		(211,428)

Other comprehensive income resulting from foreign exchange transactions					(3,095)	(3,095)

BALANCE - AUGUST 31, 2009	55,000,000	5,500	164,591	(222,407)	(3,095)	(55,411)

Net loss				(358,745)		(358,745)

Other comprehensive income resulting from foreign exchange transactions					(588)	(588)

BALANCE - NOVEMBER 30, 2009	55,000,000	5,500	164,591	(581,152)	(3,683)	(414,744)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended November 30, 2009	For the Three Months Ended November 30, 2009	From Inception (September 16, 2008) to November 30, 2009

OPERATING ACTIVITIES:
Net loss for the period	(570,173)	(358,745)	(581,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,774	2,024	2,774
Changes in operating assets and liabilities:
Prepaid rent	(8,119)	15,039	(8,119)
Employee advance	(2,857)	(2,857)	(2,857)
Other current assets	(12,827)	(7,888)	(12,827)
Accrued expenses	80,426	67,621	90,426

NET CASH USED IN OPERATING ACTIVITIES	(510,776)	(284,806)	(511,755)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,927)	-	(24,927)

NET CASH USED IN INVESTING ACTIVITIES	(24,927)	0	(24,927)

FINANCING ACTIVITIES:
Deposit for stock subscription	100,000	100,000	250,000
Proceeds from loan	150,927	50,582	150,927
Issuance of common stock	$150,000	-	170,091
Proceeds from stockholder loan	-	-	91

NET CASH PROVIDED FROM INVESTING ACTIVITIES	400,927	150,582	571,109

Effect of exchange rates on cash	(3,683)	(588)	(3,683)

(DECREASE) INCREASE IN CASH	(138,459)	(134,812)	30,744

CASH - BEGINNING OF PERIOD	169,203	165,556	0

CASH - END OF PERIOD	30,744	30,744	30,744

See notes to the consolidated financial statements

 LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Comparative Results

Comparison with the financial results for the three and six months ended November 30, 2008 and financial position as at November 30, 2008 have not been presented as the company was not conducting any business during that period.

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with our wholly owned subsidiary Mobilotto systems, Inc. (“Mobilotto”), are development stage companies. We have developed a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Our proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to operate or license our software application with governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. During the foreseeable future, we expect to pursue our business only outside of the United States since current laws in the United States prohibit sales of lottery tickets utilizing mobile telecommunications devices. Our mobile lottery software application has not yet been utilized by any lottery operators, and we have not yet generated any revenues from our technology.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Loto Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly- owned subsidiary, Mobilotto Systems, Inc. which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholders of Mobilotto contributed all of the outstanding equity interests in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standard Board.  Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All intercompany balances and transactions have been eliminated.

Since inception the Company has been engaged in organizational activities, has been developing its business model and has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board.   Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of warrants or conversion of debt to acquire common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued expenses. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Recent Accounting Pronouncements

Accounting pronouncements require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value”. All business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at the estimated fair value as at the acquisition date, with any subsequent changes to fair value charged or credited to earnings. Further, acquisition related costs will be expensed rather than treated as part of the acquisition.

Non-controlling interests in consolidated financial statements requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position.

Accounting pronouncements requires the identification of the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-government entities that are presently in conformity with U.S. GAAP.

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements of the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $581,152 as of November 30, 2009 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DEPOSIT FOR SUBSCRIPTION TO COMMON STOCK

As of May 31, 2009, Loto had received subscriptions for private placements pending for the sale of an aggregate of 15,000,000 shares of restricted common stock to six accredited investors at a purchase price of $0.0001 per share for an aggregate purchase price of $150,000.  The subscriptions were accepted and closed on June 9, 2009.

On August 31, 2009, Loto received a private placement subscription of $150,000 from one investor to issue 100,000 shares at a purchase price of $1.50 per share.  On October 7, Loto received an additional private placement subscription of $100,000 from one investor to issue 66,667 shares at a purchase price of $1.50 per share.  These two private placements are anticipated to close by late January 2010.

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

The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing, and in conjunction with our year ended consolidated financial statements as of May 31, 2009 and for the three months ended August 31, 2009.

Special Note Regarding Forward-Looking Statements”

This discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. In addition, please refer to the risk factors included in the Registration Statement filed by the Company on August 5, 2009 and declared effective August 12, 2009. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  However, as the Company intends to issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Loto,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Loto Inc.

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

This Report does not contain a comparison to the three or six month periods ended November 30, 2008, since the company was not conducting any business during that period.

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

Our proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities.  We intend to license our software application, or to be a lottery distributor, to governments and other lottery operators as our primary source of revenue.  We do not intend to become a lottery operator. Our business plan calls for launching our mobile lottery application in the target markets of Canada, Mexico, South America, Asia (China), Africa (South Africa) and Europe (Turkey and the United Kingdom of Great Britain).

Our mobile lottery software application has not yet been tested on a commercial scale or utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is uncertainty whether our software application will actually perform as anticipated in a commercial setting.  In order to commercially deploy our mobile lottery software application we must develop the player registration, player settlement and player messaging components of our system.  We issued an RFP (request for proposal) to six qualified suppliers in late August, 2009, indicating that we intend to solicit for bids to a number of recognized software development companies to develop the remaining components of our full feature system.  We are in the final stages of selecting a final proposal from one of those suppliers. The continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Liquidity and Capital Resources

As at November 30, 2009 we had $30,744 of cash available. We have also prepaid rent in the amount of $8,119 as a condition of renting business premises, which commenced on July 1, 2009 at Suite 460, 20 Toronto Street in Toronto, Ontario.  We also own fixed assets with a cost of $24,927 which consists of general office equipment.

Current liabilities are comprised of three categories.  There are $90,426 of general office and business expenses.  Also, during the second quarter of the year, the Company received an additional deposit for subscription of common shares of $100,000. In addition, we drew down an additional $50,000 from our Standby Loan (as described below) in November.

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

We expect that the cash on hand in our accounts will not be sufficient to maintain our operations going forward from the date of this Report.  We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA) and initiating full rollout of our products to our target markets over the next twelve months will be approximately $2,000,000.  We expect to need additional amounts of funding commencing 12 months from the date of this Report in order to expand our operations.

Two of our current shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., have made a standby financing commitment to our Company under which they will provide the necessary funding up to $1,500,000 if we are unable to obtain revenues or other third-party financing (the “Standby Loan”).  We may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities.  We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.  The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants.  If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

Management believes that without obtaining additional financing or developing an ongoing source of revenue, we will not be able to complete the development of our software and launch successfully. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Three and Six Months Ended November 30, 2009

Income

We are a development stage company and as of November 30, 2009 there were no contracts in place and no revenue has been received.  We do not expect that revenue will be realized until late 2010.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

For the three and six months ended November 30, we incurred $358,745 and $570,173 in total operating expenses.

Salaries expense was $145,501 for the quarter and $249,481 for the six months ended November 30, 2009, and comprised payments to the President, the Chief Technology Officer, the Chief Information Officer, the Vice President of Sales & Marketing, the Director of Sales & Marketing, and an administrative assistant.

Legal fees incurred of $49,520 and $98,822 for the three and six month periods ended November 30, 2009 were for the creation of all required public company filings, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.

Marketing expenses of $19,753 and $31,991 for the three and six month periods ended November 30, 2009 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations, attendance at trade shows, and a display booth that will be used at lottery industry trade shows.

Rent expense is for the head office of the company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.

Systems development expenses of $19,104 for the three months ended November 30, 2009 were incurred for the creation and maintenance of the company’s website, for the creation and scoring of the company’s development request for proposal which was issued in late August, and on-going refinement of the Statement of Work through to November 30, 2009.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.  Completion of the patent and trademark registrations.

2.  Adherence to our Marketing Plan (see below section).

3. Completion of the systems development to ensure we have a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing).  We are in the final stages of our supplier selection, and once a supplier is selected, programming should be completed in approximately six to eight months thereafter.

4. As opportunities arise, partner with game developers to be able to offer new and varied mobile games, in addition to mobilizing existing lottery games.

5. Remain flexible in our business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

6. Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

7. Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

8. Proactive communication and presentations to prospective lottery operators of our products, status, and understanding their needs.

Marketing Plan:

Our marketing plan is a combination of branding, lottery association participation, communication, presentations, and meetings with lottery operators, public messaging, and partnership initiatives with other corporate entities.  Specifically, our plan calls for:

1. Attending and participating in lottery association events / tradeshows in order to meet prospective clients, speak about mobile lottery opportunities, and present the Loto and Mobilotto brands. These would include the World Lottery Association as well as the North American Association of State & Provincial Lotteries, among others.

2. Review each geographical region to justify the development of mobile gaming environment.  Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and operators who express an interest in our product and service.

3. On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Loto products.  Currently, opportunities appear to be strong in Canada, Mexico, Southeast Asia, and Europe.  Also, the US may become a market for Loto should existing restrictions on internet lottery be changed, or Loto’s geo-locational restrictions be confirmed.

4. While brand and product marketing will be supported by the lottery operators and by the mobile network operators, we intend on pursuing additional local marketing efforts including mass awareness campaigns, cause support, and seeking specific customer input.

5. Develop relationships with existing internet gaming companies to “mobilize” their product offerings.

6. Once Loto’s product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices.

Working Capital

While we do not have in-place working capital to fund normal business activities, we do have the ability to draw on the Standby Loan for an additional $1,350,000, and we are also actively seeking financing for a further $2,500,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of February 2011 at a rate that approximates $7,500 per month.

Warrants

As of September 30, 2007, we had no outstanding warrants.

Common Stock

As of November 30, 2009, there were 55,000,000 shares issued and outstanding, of which 44,000,000 are restricted from trading.  There was also $250,000 in subscriptions received but not yet issued for an additional 166,667 shares.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Trading of the Company’s Securities

The Company has been issued the trading symbol LOTI.OB for trading on the over-the-counter bulletin board.  The Company has not yet obtained eligibility for electronic clearing through Depository Trust Company (DTC).  The Company anticipates obtaining DTC eligibility in the near future.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

Not applicable

Item 4.    Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in all reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance of the completeness and authorization for checks to be issued;

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of November 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

ITEM 5:	OTHER INFORMATION

Trading of the Company’s Securities

The Company has been issued the trading symbol LOTI.OB for trading on the over-the-counter bulletin board.  The Company has not yet obtained eligibility for electronic clearing through Depository Trust Company (DTC).  The Company anticipates obtaining DTC eligibility in the near future.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTO INC.

By:	/s/ Stephen Knight
	Name:	Stephen Knight
	Title:	Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer

Dated:       January 14, 2010