Form 10-Q
period 2010-02-28
Loto Inc.
filed 2010-04-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

(416) 479-0880
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 12, 2010, the Issuer had 55,000,000 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	February 28, 2010	May 31, 2009

CURRENT ASSETS:
Cash	$(95)	$169,203
Prepaid rent	8,119	-
Employee advance	2,857	-
GST Receivable	20,420	-

TOTAL CURRENT ASSETS	31,301	169,203

Capital assets, at cost	24,927	-
Accumulated amortization	(4,797)	-
Net capital assets	20,130	0

TOTAL ASSETS	$51,431	$169,203

LIABILITIES and STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$114,510	$10,000
Deposit for subscription of common shares	250,000	150,000
Standby loan	342,595	-
Due to stockholder	91	91

CURRENT LIABILITIES AND TOTAL LIABILITIES	707,196	160,091

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001
100,000,000 shares authorized
55,000,000 shares issued and outstanding	5,500
40,000,000 shares issued and outstanding		4,000
Additional paid-in capital	164,591	16,091
Other comprehensive loss	(4,474)	-
Deficit accumulated during development stage	(821,382)	(10,979)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	$(655,765)	$9,112

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY	$51,431	$169,203

Proforma stockholders' equity (deficiency) assuming the sale of common stock referred to in Note 4 had occurred by February 28, 2010	$(405,765)	$159,112

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine Months Ended February 28, 2010	For the Three Months Ended February 28, 2010	From Inception (September 16, 2008) to February 28, 2010

REVENUES	-	-	-

COSTS AND EXPENSES:
General and administrative expenses	810,403	240,230	821,382

NET LOSS FOR THE PERIOD	810,403	240,230	821,382

Basic earnings per share (55,000,000 shares issued and outstanding)	$(0.01)	$(0.00)	$(0.01)

Proforma earnings per share assuming sale of common stock referred to in Note 4 had occurred by February 28, 2010	$(0.01)	$(0.00)	$(0.01)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO FEBRUARY 28, 2010

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares at $.0001 per share	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of 15,000,000 shares at $.0001 per share	15,000,000	1,500	148,500			150,000

Net loss				(211,428)		(211,428)

Other comprehensive income resulting from foreign exchange transactions					(3,095)	(3,095)

BALANCE - AUGUST 31, 2009	55,000,000	5,500	164,591	(222,407)	(3,095)	(55,411)

Net loss				(358,745)		(358,745)

Other comprehensive income resulting from foreign exchange transactions					(588)	(588)

BALANCE - NOVEMBER 30, 2009	55,000,000	5,500	164,591	(581,152)	(3,683)	(414,744)

Net loss				(240,230)		(240,230)

Other comprehensive income resulting from foreign exchange transactions					(791)	(791)

BALANCE - FEBRUARY 28, 2010	55,000,000	5,500	164,591	(821,382)	(4,474)	(655,765)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended February 28, 2010	For the Three Months Ended February 28, 2010	From Inception (September 16, 2008) to February 28, 2010

OPERATING ACTIVITIES:
Net loss for the period	(810,403)	(240,230)	(821,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,797	2,022	4,797
Changes in operating assets and liabilities:
Prepaid rent	(8,119)	0	(8,119)
Employee advance	(2,857)	0	(2,857)
Other current assets	(20,420)	(7,593)	(20,420)
Accrued liabilities	104,510	24,085	114,510

NET CASH USED IN OPERATING ACTIVITIES	(732,492)	(221,716)	(733,471)

INVESTING ACTIVITIES:
Acquisition of capital assets	(24,927)	-	(24,927)

NET CASH USED IN INVESTING ACTIVITIES	(24,927)	0	(24,927)

FINANCING ACTIVITIES:
Deposit for stock subscription	100,000	0	250,000
Proceeds from loan	342,595	191,668	342,595
Issuance of common stock	150,000	-	170,091
Proceeds from stockholder loan	-	-	91

NET CASH PROVIDED FROM INVESTING ACTIVITIES	592,595	191,668	762,777

Effect of exchange rates on cash	(4,474)	(791)	(4,474)

(DECREASE) INCREASE IN CASH	(169,298)	(30,839)	(95)

CASH - BEGINNING OF PERIOD	169,203	30,744	0

CASH - END OF PERIOD	(95)	(95)	(95)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Comparative Results

Comparison with the financial results for the three and nine months ended February 28, 2009 and financial position as at February 28, 2009 have not been presented as the company was not conducting any business during that period.

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with it’s wholly owned subsidiary Mobilotto systems, Inc. (“Mobilotto”), are development stage companies. The Company is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the intention to operate or license software applications with governments and other lottery operators as the primary source of revenue. There is no intention to become a lottery operator. During the foreseeable future, the Company expects to pursue business only outside of the United States since current laws in the United States prohibit sales of lottery tickets utilizing mobile telecommunications devices. The mobile lottery software application has not yet been utilized by any lottery operators, and no revenues have yet been generated from the technology.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Loto Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiary, Mobilotto Systems, Inc., which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholders of Mobilotto contributed all of the outstanding equity interests in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board. Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All intercompany balances and transactions have been eliminated.

Since inception the Company has been engaged in organizational activities, has been developing its business model and software, and marketing it’s product to lottery operators, but has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Capital Assets

Capital assets are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful life as follows:

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

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Revenue is realized or realizable when there is persuasive evidence of an arrangement, prices are fixed or determinable, services or products are provided to the customer, and collectability is probable and reasonably assured depending upon the applicable revenue recognition guidance followed. The following are specific revenue recognition policies.

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

Development Costs

It is the Company’s policy to expense all software and application development costs as incurred, as the Company’s future revenues and business operations are uncertain as to quantum, timing, and realization.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the applicable historical exchange rate. Revenue and expenses accounts are translated at average exchange rates during the period. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities. The fair value of these financial instruments approximates their carrying values due to their short maturities.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $821,382 as of February 28, 2010 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DEPOSIT FOR SUBSCRIPTION TO COMMON STOCK

As of May 31, 2009, Loto had received subscriptions for private placements pending for the sale of an aggregate of 15,000,000 shares of restricted common stock to six accredited investors at a purchase price of $0.01 per share for an aggregate purchase price of $150,000. The subscriptions were accepted and closed on June 9, 2009. On August 31, 2009, Loto received a private placement subscription of $150,000 from one investor to issue 100,000 shares at a purchase price of $1.50 per share. On October 7, 2009, Loto received an additional private placement subscription of $100,000 from one investor to issue 66,667 shares at a purchase price of $1.50 per share. These private placements are anticipated to close by late April 2010.

NOTE 5 – STANDBY LOAN

Two current shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., have made a standby financing commitment to the Company under which they will provide the necessary funding up to $1,500,000 if we are unable to obtain third-party financing (the “Standby Loan”). Loto may draw on the standby financing commitment in accordance with operating requirements as set forth in the business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company, which are derived from the issuance of any equity securities and Company gross revenues. Draws on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. Loto will give the lenders customary representations and warranties regarding the good standing of the Company and status of progress in respect of the business plan prior to each draw on the commitment amount, and Loto will provide certifications and covenants regarding use of the proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to Loto if the Company is unable to make the representations, warranties, certifications or covenants, or if Loto is in breach of any previously given representations, warranties, certifications or covenants. If Loto breaches any of the covenants, the default rate will be 15% per annum and the lenders may seek recourse against the Company for repayment of all of the amounts.

NOTE 6 - LITIGATION

The Company is not aware of any legal actions against it. From time to time in the future, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

NOTE 7 – PAR VALUE OF SHARES

On June 4, 2009, Loto amended its certificate of incorporation to change its par value from $.001 per share to $.0001 per share. Retroactive effect has been given to the above in the accompanying statement of stockholders’ equity.

NOTE 8 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 20 Toronto Street in Toronto Ontario until February 28, 2011 at an annual rental approximating $87,000.

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

Critical Accounting Policies and Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued liabilities, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

This Report does not contain a comparison to the three or nine month periods ended February 28, 2009, since the Company was not conducting any business during those periods.

Overview

Our company, Loto, operates through its wholly owned subsidiary Mobilotto Systems, Inc. (“Mobilotto”).  Loto was incorporated in the state of Nevada on April 22, 2009, and its subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009 Loto acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).

Loto is a development stage company that is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. The status of the final commercial grade operating system is in the initial stages of development and certification; however, the Company has developed a working demonstration capability with limited functionality, which is operable on most Blackberry models of smart phones (including the Pearl, the Curve, the Bold, and 8800 series), and the Company uses this for demonstration purposes.  The Company has designed and plans to include player registration, financial settlement and player messaging functions in the next version of software.  It is expected that the next version of the application will be commercially viable and will provide a complete, fully functional and flexible mobile lottery platform for lottery operators worldwide.

Proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities.  The Company intends to license software applications, or to be a lottery distributor, to governments and other lottery operators as its primary source of revenue.  The Company does not intend to become a lottery operator. Business plans call for launching a mobile lottery application in the target markets of Canada, Mexico, South America, Asia (China), Africa (South Africa) and Europe (Turkey and the United Kingdom).

A mobile lottery software application has not yet been tested on a commercial scale or utilized by any lottery operators and the Company has not yet derived any revenues from the technology.  There is uncertainty whether the software application will actually perform as anticipated in a commercial setting.  In order to commercially deploy the mobile lottery software application, the player registration, player settlement and player messaging components of the system must be developed.  An RFP was issued (request for proposal) to six qualified suppliers in late August, 2009, indicating an intention to solicit bids from a number of recognized software development companies to develop the remaining components of the full feature system. Following the receipt and scoring of the proposals, a single vendor is in the final stages of contracting for services. The continuing development of the software application and the plans for commercial launch of the product are subject to many uncertainties that present material risks to investors.

In the quarterly period ended February 28, 2010, there have been several changes to the Company’s Board of Directors and management. Effective as of January 26, 2010, Mr. Trevor Eyton, Mr. Donald Ziraldo and Mr. Randy Barrs were appointed to the Company’s Board of Directors. Effective as of January 26, 2010, Mr. Steve Baker was been appointed as the Company’s Chief Technology Officer. Effective as of January 26, 2010, Ms. Marsha Collins resigned as a member of the Board of Directors, and as the Treasurer and Corporate Secretary of the Company.

Subsequent to the period covered by this Report, effective as of March 1, 2010, Mr. Alan Ralph was appointed to the Company’s Board of Directors.

The Company has been issued the trading symbol LOTI.OB for quotation of the trading of shares on the over-the-counter bulletin board.  As of the end of the period covered by this Report, trading on the over-the-counter bulletin board had not yet commenced, and the Company had not yet obtained eligibility for electronic clearing through Depository Trust Company (DTC).

Liquidity and Capital Resources

As at February 28, 2010 the Company had no cash available. There is prepaid rent in the amount of $8,119 as a condition of renting business premises, which commenced on July 1, 2009 at Suite 460, 20 Toronto Street in Toronto, Ontario. The Company owns capital assets with a cost of $24,927, which consists of general office equipment.

Current liabilities include $114,510 of accrued general office and business expenses. Also, during the second quarter of the year, the Company received an additional deposit for subscription of common shares of $100,000. This is in addition to the $300,000 that was received previously, although $150,000 of this balance was converted to shares on June 9, 2009. In addition, the Company drew down an additional $188,370 from the Standby Loan (as described below), and accrued interest increased $3,298 in the quarter ended February 28, 2010, for an aggregate amount outstanding of $342,595.

As a development stage company, there is limited capital and limited operating resources. $170,000 was raised under the terms of the co-founders’ agreements and the Series A private placements of restricted common stock.  The funds raised in the completed private placements will not be sufficient to meet projected cash flow deficits from operations or to fund the development of technology and products.

The Company expects that the cash on hand will not be sufficient to maintain operations going forward from the date of this Report, and the Company expects to draw upon the Standby Loan, as defined below.  The Company estimates total overhead, costs and expenses related to completion of a commercially deployable version of the mobile lottery application, obtaining certification of the system by the Gaming Standards Association (GSA) and initiating full rollout of products to target markets over the next twelve months will be approximately $2,000,000.  The Company expects to need additional amounts of funding commencing 12 months from the date of this Report in order to expand operations.

Two of the current shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., have made a standby financing commitment to the Company under which they will provide the necessary funding up to $1,500,000 if the Company is unable to obtain revenues or other third-party financing (the “Standby Loan”).  The Company may draw on the standby financing commitment in monthly tranches in accordance with the operating requirements as set forth in the business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities.  The Company will give the lenders customary representations and warranties regarding the good standing of the Company and status of progress in respect of the Company business plan prior to each draw on the commitment amount, and will provide certifications and covenants regarding the use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.  The lenders will not be required to make any loans under the standby financing commitment to the Company if the Company is unable to make the representations, warranties, certifications or covenants, or if the Company is in breach of any previously given representations, warranties, certifications or covenants.  If the Company breaches any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against the Company for repayment of all of the Notes.

Management believes that without obtaining additional financing or developing an ongoing source of revenue, the Company will not be able to complete the development of software and launch successfully. Although the Company has actively been pursuing new business opportunities, the Company cannot give assurance that it will succeed in this endeavor, or be able to enter into necessary agreements to pursue the business on favorable terms. Should the Company be unable to generate additional revenues or raise additional capital, the Company could eventually be forced to cease business activities altogether.

Results of Operations for the Three and Nine Months Ended February 28, 2010

Income

The Company is a development stage company and as of February 28, 2010 there were no contracts in place and no revenue has been received.  Revenue is not expected to be realized until late 2010.  Efforts have been concentrated on developing business strategy and obtaining financing.  Working models are ready for demonstration and the Company has commenced its initial sales and marketing program.  Early stage meetings have commenced with some lottery operators in Canada and the Company is actively pursuing other opportunities in Canada and elsewhere.  The mobile lottery software application has not yet been utilized by any lottery operators and the Company has not yet derived any revenues from the technology.  There is no guarantee that the Company will be able to successfully develop and launch the technology or that it will generate sufficient revenue to sustain operations.

Expenses

For the three and nine months ended February 28, the Company incurred $240,230 and $810,403 in total operating expenses.

Salaries expense was $106,003 for the quarter and $355,484 for the nine months ended February 28, 2010, and comprised payments to the President, the Chief Technology Officer, the Chief Information Officer, the Director of Sales & Marketing, and the Manager of Human Resources and Administration.

Legal fees incurred of $37,202 and $136,024 for the three and nine month periods ended February 28, 2010 were for the creation of all required public company filings, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.

Marketing expenses of $2,231 and $34,222 for the three and nine month periods ended February 28, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations, attendance at trade shows, and a display booth that will be used at lottery industry trade shows.

Rent expense of $20,464 and $54,125 for the three and nine month periods ended February 28, 2010 is for the head office of the Company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.

Systems development expenses of $12,943 and $42,171 for the three and nine months ended February 28, 2010 were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August, and on-going refinement of the Statement of Work and contract through to February 28, 2010.

Plan of Operation for the Next Twelve Months

The path to revenue is based upon completing the following work plan over the next twelve months:

1	Completion of the patent and trademark registrations;

2	Adherence to the Marketing Plan (see section below);

3
Completion of the systems development to ensure a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing);  The Company is in the final stages of supplier selection, and once a supplier is selected, programming should be completed in approximately six to eight months thereafter;

4	As opportunities arise, partner with game developers to be able to offer new and varied mobile games, in addition to mobilizing existing lottery games;

5
Remain flexible in the business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate;

6	Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators;

7	Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings; and

8	Proactive communication and presentations to prospective lottery operators of company products, status, and understanding their needs.

Marketing Plan

The Company’s marketing plan is a combination of branding, lottery association participation, communication, presentations, and meetings with lottery operators, public messaging, and partnership initiatives with other corporate entities.  Specifically, the plan calls for the following:

1
Attending and participating in lottery association events / tradeshows in order to meet prospective clients, speak about mobile lottery opportunities, and present the Loto and Mobilotto brands; These would include the World Lottery Association as well as the North American Association of State and Provincial Lotteries, among others;

2
Review each geographical region to justify the development of mobile gaming environment;  Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and operators who express an interest in Loto product and service;

3
On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Loto products;  Currently, opportunities appear to be strong in Canada, Mexico, Southeast Asia, and Europe;  Also, the US may become a market for Loto should existing restrictions on internet lottery be changed, or Loto’s geo-locational restrictions be confirmed;

4
While brand and product marketing will be supported by the lottery operators and by the mobile network operators, Loto intends on pursuing additional local marketing efforts including mass awareness campaigns, cause support, and seeking specific customer input;

5	Develop relationships with existing internet gaming companies to “mobilize” their product offerings;

6	Once Loto’s product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices; and

7	Engage foreign agents in selected jurisdictions to assist in lottery operator meetings and general business development

Working Capital

While the Company does not have in-place working capital to fund normal business activities, there is the ability to draw on the Standby Loan for an additional $1,160,000, and the Company is also actively seeking financing, for an aggregate total amount of $2,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment is for the rental of the head office, which runs to the end of February 2011 at a rate that approximates $7,650 including utilities per month.

Warrants

As of February 28, 2010, there were no outstanding warrants.

Common Stock

As of February 28, 2010, there were 55,000,000 shares issued and outstanding, of which 44,000,000 are restricted from trading.  There was also $250,000 in subscriptions received but not yet issued for an additional 166,667 shares.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	RESERVED

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTO INC.

By:	/s/ Stephen Knight
	Name:	Stephen Knight
	Title:	Chief Executive Officer,
Principal Financial Officer and
Chief Accounting Officer

Dated:       April 14, 2010