Form 10-K
period 2010-05-31
Loto Inc.
filed 2010-09-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53770

LOTO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Suite 460, 20 Toronto Street
Toronto, Ontario, Canada M5C 2B8
(Address of principal executive offices)

(416) 479-0880
 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $150,000 at November 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 54,572,963 shares of Common Stock, par value $.0001, outstanding as of September 10, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

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

PART I

ITEM 1:            BUSINESS

Introduction

Our company, Loto Inc. operates through our wholly owned subsidiary Mobilotto Systems, Inc. We are a development stage company. We are developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Our proprietary technology and designs for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. Our software has not yet been employed on a commercial scale. We believe the next version of our application will be commercially viable and will provide a complete, fully functional and flexible mobile lottery platform for lottery operators worldwide.

We intend to license our software application to governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. Our assessment of the market for our product indicates that areas of opportunity for commercialization of mobile lottery solutions currently exist in Canada, Mexico, Asia (China), Europe (Turkey and the United Kingdom of Great Britain), Africa, and South America. We may also pursue opportunities in the United States at some point in the future, although during the foreseeable future, we expect to pursue our business outside of the United States until applicable laws in the United States permit sales of lottery tickets utilizing mobile telecommunications devices.

Lottery operators have a pressing need to expand into new sales channels to expand their revenue base, provide a more secure distribution channel, and be able to communicate directly with their players. The significant industry challenges include cost of distribution, player convenience, geographical and player validation, and enhanced marketing capabilities. A cumbersome current requirement for lottery sales is the need to provide access to a lottery sales terminal. Conventionally, lottery operators must place expensive traditional stand-alone terminals which are limited to high geographic density areas. In addition, in many jurisdictions the public has become skeptical of the integrity of retail lottery ticket kiosks and their clerks. Our technology solutions address all of these issues by providing a secure lottery application for use on commercially available smart phones and other mobile communications devices. Our application can be used conveniently, securely and privately at any time and in any location within an authorized jurisdiction. Our software also permits two-way personalized messaging capability for enhanced operator promotional activities.

Corporate Development

Loto was incorporated in the state of Nevada on April 22, 2009, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008. On May 13, 2009 Loto acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).

In connection with the founding of Loto and the acquisition of Mobilotto, on May 13, 2009, Loto issued 20,000,000 shares of restricted common stock to A Few Brilliant Minds Inc. in exchange for all of the issued and outstanding shares of Mobilotto Systems, Inc. to Loto. The sole owner of A Few Brilliant Minds Inc., Mr. Gino Porco, is a director of Loto. On the same date, Loto issued 20,000,000 shares of restricted common stock to Mhalka Capital Investments Ltd. in consideration for the payment of $20,000 to Loto. Ms. Marsha Collins served as a director of Loto from April 22, 2009 until January 26, 2010, as nominated by Mhalka Capital Investments Ltd. On August 3, 2009, Mhalka Capital Investments Ltd., together with 1476448 Ontario Inc., made a standby financing commitment to our Company, under which they agreed to provide the necessary funding to our Company of up to $1,500,000 if we are unable to obtain third-party financing.

On April 19, 2010, Mhalka Capital Investments Ltd. sold 19,300,000 shares of the Company’s common stock to 2238646 Ontario Inc. pursuant to a Stock Purchase Agreement in which 2238646 Ontario Inc. agreed to pay the purchase price in the form of a note in the amount of $28,950,000, which shall accrue interest at the rate of prime rate plus 1.5%, and shall be due in three years. Mr. Randall Barrs is the owner and sole officer and director of 2238646 Ontario Inc. Mr. Barrs is also a director of Loto. On April 19, 2010, Mhalka Capital Investments Ltd. also entered into a Share Tender and Cancellation Agreement, pursuant to which each of Mhalka Capital Investments Ltd. and A Few Brilliant Minds Inc. agreed to the cancellation of 500,000 shares of the Company’s common stock. In addition, on April 19, 2010, Mhalka Capital Investments Ltd. transferred 200,000 shares of its common stock and A Few Brilliant Minds Inc. transferred 100,000 shares of its common stock in third party transactions. As of the end of the period covered by this Report, Mhalka Capital Investments Ltd. has no stock ownership in the Company.

A Few Brilliant Minds Inc. and 2238646 Ontario Inc. together beneficially own approximately 70.9% of our outstanding common stock, which gives them a controlling interest in Loto. A Few Brilliant Minds Inc. and 2238646 Ontario Inc. are both deemed to be promoters and control persons of Loto, as well as Mr. Porco and Mr. Randall Barrs individually.

On April 19, 2010, in connection with Mhalka Capital Investment Ltd.’s sale of its shares of the Company’s common stock, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. agreed to the remaining commitments of Mhalka Capital Investment Ltd. thereunder. Under the terms and conditions of the financing commitment, we may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan as of the date of this Report. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues after the date of this Report. Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum. The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

As of the end of the period covered by this Report, the Company intends to sell up to 8,000,000 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder. In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively.

Current Status of our Business

As of the date of this Report, our mobile lottery software application has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have developed working demonstrations of our lottery application (which is operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series), as well as a scratch card game which is operating on Android devices. Our current lottery demonstration model of our software includes three of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking and lottery number authorization. The three components remaining to be developed include player registration, financial settlement and player messaging functions. We issued an RFP (request for proposal) to six qualified suppliers on August 25, 2009, indicating that we intend to develop the remaining components of our full feature system. The purpose of this RFP is to build the various modules necessary for lottery play on mobile cell phones, including player registration, ticket selection, ticket registration, settlement, and direct to player communication and marketing. After scoring, conducting due diligence, and initial contracting, we have selected one supplier to develop our software products. Pending final contract completion and execution, we expect the next version of our software could be ready for commercialization approximately nine months from the point at which Loto directs its development partner to undertake the development activity. Loto will give such direction once it raises sufficient funds.

During the next twelve months, we intend to concentrate our efforts on completing the development of our software application to its full feature commercially deployable version, commencing the international launch of our product, and soliciting lottery operators who are in a position to implement mobile lottery sales solutions. We will also have to concentrate significant efforts on raising capital to support our plans. We expect the sales cycle with each prospective lottery operator will take between six and eighteen months, covering the period from initiation of our sales solicitation through technical demonstrations, testing, negotiations and closing of contracts for mobile lottery operations. We have already commenced our initial sales and marketing program with several lottery operators in Canada and other jurisdictions but have not yet closed any sales. If we are successful in simultaneously completing the development of our software and closing initial contracts with lottery operators, the minimum time in which we believe that we could commence generating revenues would be nine months from the date of this Report. Our current business status and the continuing development of our software application as well as the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Over the course of the next twelve months, or once the final commercial version of the software has been completed, we also intend to apply for certification of our software from the Gaming Standards Association, which is an international trade association of gaming manufacturers, suppliers, operators and regulators and whose stated mission is to facilitate the identification, definition, development, promotion, and implementation of open standards to enable innovation, education, and communication for the benefit of the entire industry.

Our Business Model Premises

In developing our application, we have endeavored to assess and resolve many problems associated with current lottery distribution methods in our target markets, including the following:

1.	Lottery operator profitability:

•	The current lottery distribution systems generally have excessively high annual fixed infrastructure operating and capital costs, many of which can be avoided.

•	The number of profitable sales sites are saturated, leading to stagnant and even declining lottery revenues.

2.	Social responsibility:

•	Our technology identifies the location of the mobile device at the time of the purchase, thereby restricting out-of-area purchases, should this function be activated by the lottery operator.

•	Winning ticket holders are notified directly.

•
The current lottery distribution systems generally do not identify or qualify players by age which our technology can do by reference to the mobile telephone subscription, passwords and other proprietary methods.

•	Substantial amounts of paper are consumed and wasted through the current paper ticket process.

3.	Fraud is easily perpetrated through the current distribution system:

•	Paper tickets are negotiable instruments which can easily be separated from the true purchaser.

•	There is no registration of a ticket with the actual purchaser of that ticket.

•	There are generally thousands of lottery terminals per lottery operator which must be audited and secured on a regular basis.

•	There is a general lack of trust in the current retail store distribution channel.

4.	Convenience and Customer Needs:

•	There is an inherent inconvenience in the current model of ticket purchasing, including both requiring customers to line up and identifying winning tickets.

•	A substantial percentage of tickets sold are within a day of the draw, indicating latency and the opportunity for greater customer convenience.

•	The lottery operators have no ability to directly message or market to players in real or near time.

•
Mobile communication devices are generally trusted by users, have the capacity for complex functionality and security, and are generally in their owners’ possession for use for the majority of waking hours.

Industry Overview

Lotteries are generally regulated and licensed by governmental authorities in over 200 jurisdictions globally. Currently, forty-four U.S. states and four Canadian regions operate lotteries. In 2009, lottery and instant game revenues approximated $60 Billion in North America. According to LaFleurs 2010 World Lottery Almanac, global lottery, instant and other game revenues approximated $240 billion.

Although many different types of lottery games exist worldwide, they may generally be categorized into two main groups: instant ticket and traditional draw type lotteries. An instant ticket game is usually played by removing a coating from a pre-printed ticket to determine whether the ticket is a winner. With draw type lottery games, such as the Canadian Lotto6/49, winning is based on a purchaser matching numbers with those randomly selected by the lottery operator. Outside of North America, various types of sports betting are also popular. All of these game types can be simulated on mobile devices.

Operational Overview

Our technology can provide location-aware gaming solutions for government-sponsored lotteries and privately operated lotteries. Our solutions include mobile integration with existing online lottery systems, turnkey mobile gaming systems, custom developed traditional and interactive games, as well as ongoing support, maintenance, and management for each of our solutions.

Our lottery application utilizes proprietary technology to locate, authorize, or restrict game play based on the lottery license holder’s authorized jurisdiction. When an authorized player leaves the authorized jurisdiction for a game, new game play and additional game features may be disabled.

Lottery Contract Procurement

Government authorized lotteries in the U.S. and Canada typically operates under local government mandated public procurement regulations. Lotteries generally select suppliers by issuing a request for proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may provide us with advantages relative to the competition when responding to government lottery RFP's. However, some lotteries still award the contract to the qualified vendor offering the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

Most lottery contracts typically have an initial term of three to five years and frequently include multiple renewal options, which may be exercised for additional periods ranging from one to five years. The length of these lottery contracts, together with their renewal options, limits the number of lottery contracts available for bidding in any given year.

Research and Product Development

Our wholly-owned subsidiary, Mobilotto, commenced work on its lottery ticket sales process on September 16, 2008. Since that date, we have developed working models of our application ready to demonstrate operation of various lottery games through commercially available mobile phones.

We believe our ability to attract new lottery customers and retain existing customers will depend in part on our ability to continue to incorporate technological advances into, and to improve our products, systems and communication abilities with lottery purchaser end-users of our systems. We intend to maintain a development program focusing on systems development as well as improvement and refinement of our present products as well as the expansion of uses and applications.

We intend to invest in new gaming technologies and new game delivery methods. We will endeavor to continually improve our existing application as well as research, innovate, and implement new solutions. Through continual development, we believe that we can attract new players for our customers and grow our company by attracting new lottery operators to our company and our technologies.

Intellectual Property

We hold U.S. Provisional Patent 61/106,988 which has established our international priority date as of October 21, 2008. We are proceeding with the filing of the patent. We consider our provisional patent to be of material importance to our business. Patents extend for varying periods of time according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. In the U.S., the term of a patent generally expires 20 years from the date of filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We applied for additional patent protection in Canada, and we intend to apply in other key jurisdictions as conditions warrant.

Certain technology material to our lottery application products, processes and systems are the subject of patent applications currently pending, in the U.S. and certain other countries. In our business for instance, we intend to utilize our patent-pending technology for the jurisdictional validation and distribution of lottery tickets.

In July 2010, we received confirmation that our wave design logo as well as the phrase “THE FUTURE OF LOTTERY IS IN YOUR HAND” has been allowed by the Canadian Trade-marks Office. We previously applied for a U.S. Trademark from the United States Patent and Trademark Office (the “USPTO”). This application was not granted. We intend to re-apply for such U.S. Trademark as soon as reasonably possible. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

Should we become aware of any potential infringement of our intellectual property or trade names by competitors and other third parties, we will consider what action, if any, to take in that regard, including, where appropriate, litigation.

Production Processes, Sources and Availability of Components

Our mobile application process is specifically designed to produce secure lottery game tickets for government sanctioned lotteries and promotional games, and to specifically ensure the jurisdiction of play and rules regarding play are complied with, along with meeting social responsibility mandates. Our application is designed for efficient, timely, mobile and secure production of game tickets and storage of game tickets and notification of winning ticket results. Games are delivered consistent with and ready for play with the lottery authority within the jurisdiction of play.

Competition

Mobile Lottery Products:

Our lottery gaming business competes with a variety of suppliers from various international markets. There are numerous short message service (SMS) mobile lottery companies that have emerged globally over the past few years. Due to heavy regulation in Europe and North America the majority of these companies have set their sights on less regulated emerging markets. These markets are of significant interest to mobile lottery and gaming vendors due to their high population density and the relatively low access to online internet services and traditional convenience store lottery retailers.

Principal direct competitors exist in such emerging markets as India, Mexico, China and Europe where lottery vendors provide access to national lotteries and sports betting through mobile SMS messaging capabilities. To date the percentage of individuals who use the mobile device sales channel for lottery has remained low. The need to purchase prepaid cards from retailers and incompatible handsets still remain a challenge for these vendors. Furthermore, these have an inherent weakness as they lack security and do not identify the user’s location.

Additional competition exists within European markets as lottery regulation continues to evolve. The market for mobile lottery is in its infancy as vendors address both security and regulatory restrictions, however sports betting over mobile devices is common in many European countries.

We have engineered our mobile lottery application with both location-based technology and superior cryptology which allows us to meet stringent government regulations.

We are aware of three competitors who are engaged in the business of selling lottery tickets via mobile devices who may become dominant during the foreseeable future:

•	Soreto Games (Mexico National Lottery)
•	Sunloto (China)
•	Veikkaus (Finland)

The existing lottery terminal manufacturers, with GTech, Scientific Games, Intralot, Wincor, and Sagam Securite being the largest, have not publicly announced plans to develop mobile gaming solutions, but could develop a mobile offering. In addition, lottery operators could contract with software development and / or mobile software development firms to satisfy their mobile needs.

Competitive Advantages and Disadvantages

Technology Advantages

1.	Our technology functions as an Application and does not utilize SMS capabilities, which facilitates the following:

•	Controlled end-user experience interactive graphical user interface (GUI), matched to phone capabilities;

•	Includes secure interface standards;

•	Enhanced eCommerce capabilities; and

•	Low cost per message.

2.
Our product has the ability to identify the geographical location of players. This patent-pending process limits out of region play for purposes of controlling compliance with jurisdictional legal requirements.

3.	Our application has been tested on a number of different phone types:

•	A development plan is underway to cover most of the popular smart model cellular telephones;

•	Current development is underway to enable Windows Mobile platforms; and

•	Non-smart phones using conventional technologies have development potential.

4.	Our application has been built to integrate with existing on-line offerings without duplicating processes or databases to create an efficient, seamless mobile and on-line gaming experience.

5.	We believe that Phase 2 gaming (including pro-line, sports select, and multiplayer games) could be developed and accommodated on our system.

6.
Our product provides the lottery operator with a non-intrusive, 2-way communication capability which includes screen pop-ups, device start-up screen, and survey capability, as well as enhanced personalized marketing opportunities.

7.	We provide full screen notification of lottery results.

8.	Our application icon resides on the mobile device and application upgrades are automatic.

9.	Our working demonstration models are developed and are currently operable for assessment by lottery operators.

Player Experience Advantages:

10.	Our product requires few key strokes (as the process is menu driven), which provides for simple and easy play.

11.
All functionality and processes can be built onto the mobile device (full mobile solution for player registration, PIN access, lottery purchase, settlement, winning ticket notification, and customer communication).

12.
Our application has design and play concepts based on replicating, emulating and interfacing with existing web-based lottery operator offerings for consistency of the lottery experience using a mobile device.

The Competitive Disadvantages of Our Technology And Business

•	We are a development stage Company, with no existing contracts in the lottery business and limited resources to continue to develop our business;

•	Our technology exists only in demonstration mode and has not yet been tested by any lottery operators or employed on a commercial scale;

•	There is uncertainty whether our software application will actually perform as anticipated in a commercial setting;

•	We have only developed the software for lottery game selection, lottery number picking and lottery number authorization components of our system;

•	Our system still requires the software development of the player registration, financial settlement and player messaging components;

•	We will be dependent on third-party software development companies to develop the remaining components for our full feature system;

•	We expect the completion of our full feature system will take approximately nine months from the date we instruct our development partner to develop the commercial product;

•	There is no assurance that the application will be properly completed by the software development company we have selected;

•	There is no assurance that our product will operate in the manner for which it is intended;

•	The cost of development and realization of the additional components to our software application may be greater than we anticipate;

•	There is no assurance that our mobile lottery software will be certified for use by the Gaming Standards Association or lottery operators;

•	There is no assurance that we will be able to market and sell our mobile lottery software system;

•	There is no assurance that our mobile lottery software will be acceptable to lottery operators;

•
Larger suppliers in the lottery or software application development industries who have more resources than we do could decide to enter the mobile lottery business and compete more effectively for contracts with lottery operators.

We expect to compete in the global market on the basis of being able to provide a full feature mobile lottery application that we have designed to include the following components: secure player registration and authorization, number selection, settlement, winning number notification and direct-to-customer messaging capability for enhanced marketing opportunities. There are some competitors who are currently offering and developing mobile lottery applications, however, we are not aware of any who are offering solutions with the same full feature characteristics as our product. We are not yet in a competitive position in the global market because we have not completed the development of all components of our full featured mobile lottery software application. We expect to complete our full featured mobile lottery software application within approximately nine months from instructing our software development partner to commence work. We anticipate that lottery operators will make their selection of vendors and service providers on the basis of considerations involving security, product performance, ease of use by the lottery operator and by end-users, as well as ongoing service support for the lottery operator and end-users. Upon completion of our full feature mobile lottery application, we believe that we will be able to compete globally in a manner which will be competitively attractive to lottery operators, however, the need for continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Employees

We currently have five full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration. These include Stephen Knight (President and Chief Executive Officer), Stephen Baker (Chief Technology Officer), Drew Deyell (Chief Information Officer), Jeff O’Connor (Vice President of Sales and Marketing), and Brandice Triolet (Director of Human Resources and Administration). We expect to hire additional full time employees in the coming year as necessities dictate. We have engaged qualified third-parties for accounting and legal services.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements. You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov . These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Loto Inc.
Suite 460, 20 Toronto Street
Toronto, Ontario, Canada M5C 2B8
Telephone: 416-479-0880
Attention: Mr. Stephen Knight
Chief Executive Officer, President and Chief Financial Officer
ITEM 1A.         RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related To Our Operations And Financial Condition

We are a development stage company and we may never generate revenues which could cause our business to fail.

We are a development stage company and we have not generated any revenues as of the date of this Report. From the inception of our activities in Mobilotto on September 16, 2008 through the fiscal year ended May 31, 2010, the Company has incurred losses of $1,133,771. We expect to operate with net losses within the current fiscal year-ending May 31, 2011 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are a development stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As a development stage company, we have limited capital and limited operating resources. As of the date of this Report, we had cash on hand of approximately $110,000 (unaudited). The cash on hand in our bank accounts will be sufficient to maintain our operations only for approximately one and a half months from the date of this Report. Prior to the date of this Report, we raised $1,029,443 in initial funding and Series A private placements of restricted common stock. The money raised in the initial funding and our Series A private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products. Over the next twelve months, the Company will need to raise approximately $5,000,000 to operate as planned. We estimate the total costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA) and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,500,000. We expect to need an additional $3,500,000 from the date of this Report for the next twelve months to expand our operations and marketing activities. Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition. Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model. Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $100,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures. Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations. If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern. If we are not able to continue operations, investors could lose their entire investment in our company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern. Our auditors issued an opinion in their audit report expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations. If we are unable to continue as a going concern and our Company fails, investors in our shares could lose their entire investment.

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses. If we are unable to compete effectively our business could fail.

We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which could adversely affect our ability to enter into contracts with lottery operators. We operate in a period of intense price-based competition which could adversely affect the number and the profitability of contracts we may be able to obtain. We currently do not have any contracts and due to competition and the nature of the lottery industry, we do not know when or if we will be able to enter into any contracts. Intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Our ability to compete successfully will depend on a number of factors, both within and outside our control.

We expect these factors to include the following:

•	our success in designing, testing and delivering new features, including incorporating new technologies on a timely basis;

•	our ability to address the needs of end-users and the quality of services for customers of the lottery operators;

•	the quality, performance, reliability, features, ease of use and pricing of our application;

•	successful implementation and expansion of our application’s capabilities;

•	our efficiency of production, and ability to deliver the application to the lottery operators and to end-users;

•	the rate at which commercially available smart phone equipment manufactures provide a technologically accessible format for incorporation of our solutions into their devices;

•	the market acceptance of our application; and

•	product or technology introductions by our competitors.

Our competitive position could be damaged if one or more potential lottery operators decide to develop their own solution or utilize a third party solution using alternative software and hardware technologies. Our prospective lottery operator customers may be reluctant to rely on a relatively small company such as our company. In addition, contract awards by lottery operators are sometimes challenged by unsuccessful bidders which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the contract. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition and our business. If we do not compete effectively, our business could fail and investors could lose their entire investment.

The market for mobile lottery services is in the early stages of development, and if the market for our services does not develop as we anticipate, it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Mobile lottery services, in general, are in the early stages of development. Our future revenue and profits are substantially dependent upon the widespread acceptance, growth, and use of mobile as an effective sales and purchasing medium. Most lotteries have generally relied upon more traditional forms of consumer sales of tickets through a variety of third-party owned stores, and most lottery operators have no, or only limited, experience on sales through mobile devices. Mobile lottery services are still in an early stage of development and may not be accepted by consumers or lottery operators for many reasons. If either the consumers or lottery operators reject our services, the commercial utility of our technology and services may not develop as we anticipate. If the market for mobile lottery services does not develop as we anticipate, our business could be materially and adversely affected.

Risks Related To Our Intellectual Property

We are only at the initial stage of development of our software. If we are not able to further develop our software our business could fail.

As of the date of this Report, our mobile lottery software application has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have developed working demonstrations of our lottery application (which is operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series), as well as a scratch card game which is operating on Android devices. Our current lottery demonstration model of our software includes three of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking and lottery number authorization. The three components remaining to be developed include player registration, financial settlement and player messaging functions. We issued an RFP (request for proposal) to six qualified suppliers on August 25, 2009, indicating that we intend to develop the remaining components of our full feature system. The purpose of this RFP is to build the various modules necessary for lottery play on mobile cell phones, including player registration, ticket selection, ticket registration, settlement, and direct to player communication and marketing. After scoring, conducting due diligence, and initial contracting, we have selected one supplier to develop our software products. Pending final contract completion and execution, we expect the next version of our software could be ready for commercialization approximately nine months from the point at which Loto directs its development partner to undertake the development activity. Loto will give such direction once it raises sufficient funds. There is no guarantee that our full feature mobile lottery application will continue to be developed on a timely basis, be able to be certified by lottery operators, third party carriers and service-providers, or operate in the manner for which it is intended. The uncertainties related to continuation of development and refinement of our software application present material risks of failure which could cause a complete loss of your investment in our Company.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position and adversely affect our ability to conduct business which could result in loss of your entire investment in our Company.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business, security, and transactional processes associated with our mobile lottery services technology. We expect to rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary rights. Although we have filed for certain patent protection over aspects of our technology, much of our proprietary information and processes may not be patentable. We cannot assure you that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. Although we will file applications for registered trademarks covering certain of the marks we use in our business, we cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology and/or services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be materially and adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources which could have a material adverse affect on our business.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent or trademark infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions.

Any patent litigation or interference proceedings could have a negative effect on our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

In addition, a successful claim of patent or trademark infringement against us and our failure or inability to obtain a license for the infringed or similar technology or trademark on reasonable terms, or at all, could have a material adverse effect on our business and the value of any investment in our Company. Also, an adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we are found to have willfully infringed, and, also, could put our patent applications at risk of not being issued.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may cease to be competitive and our business could fail and cause the entire loss of your entire investment in our Company.

The mobile industry is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide new and competitive products and services. If we are unable to ensure that our users, lottery operators, and distribution partners have a high-quality experience with our services, then they may become dissatisfied and stop using our products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive. If we are not able to compete effectively, our business could fail which could result in the loss of your entire investment in our Company.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation which could materially and adversely affect the value of your investment in our Company.

Our systems and operations are vulnerable to damage or interruption from fire, floods and other natural disasters. Furthermore, network failures, hardware failures, software failures, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems all pose serious threats to our success. We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers which could have the further result of materially and adversely affecting the value of your investment in our Company.

Our business depends on the protection of our intellectual property and proprietary information. If we are unable to adequately protect our intellectual property and proprietary information our business and your investment our Company could be materially and adversely affected.

We believe that our success depends, in part, on protecting our intellectual property in those countries in which we will do business. Our intellectual property includes certain pending patents and trademarks relating to our mobile technology and jurisdictional validation as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of the games, systems, products and services, which is a core value of the industries in which we operate. For example, our intellectual property is designed to ensure the security of the distribution of the lottery tickets we provide as well as simple and secure validation of our lottery tickets sold. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.

There can be no assurance that we will be able to protect our intellectual property. We expect to enter into confidentiality or license agreements with our employees, vendors, consultants, and, to the extent legally permissible, our customers. We intend to generally control access to, and the distribution of, our game systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming technology, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

There can be no assurance that our business activities, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. If we are unable to adequately protect our intellectual property and proprietary information, our business and your investment our Company could be materially and adversely affected.

Risks Related To Our Business

Our success will depend heavily on our management. If we fail to hire and retain qualified management and other key personnel, the implementation of our business plan will be materially and adversely affected.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, and our ability to retain and motivate our officers and key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

We do not have employment agreements with our key management team and employees, and should we lose the services of our management team and key employees our ability to conduct business could be materially and adversely affected.

As of the date of this Report, we have not entered into employment agreements with any of our officers or key employees. We are currently negotiating terms and conditions for agreements with our officers and key employees. If we are not able to negotiate mutually acceptable terms and conditions for agreements and continued services to our company by officers and key employees, the loss of the services of these persons could materially and adversely harm our business, financial condition and results of operations.

Our dependence on management and directors creates risks. The loss of our experienced officers, key employees, or directors could materially and adversely affect our ability to professionally manage our business.

Our plan for success is dependent, in large part, on the active participation of our executive officers and board of directors. The loss of their services would materially and adversely affect our business and future success. We do not have key-man life insurance in effect at the present time. Should any of our key employees die or become incapacitated, we may not be able to replace them in a timely or cost effective manner which could materially and adversely harm our business, financial condition and results of operations.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure. Failure of our ability to reasonably manage anticipated growth could materially and adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on market opportunities. This expansion is expected to place a significant strain on our management, operational and financial resources. We expect to add a substantial number of additional key personnel in the future, including key managerial, technical, and software development employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Providing our products to customers outside of the United States exposes us to risks inherent in international business which could have a material and adverse affect on our operations.

For the foreseeable future, we expect to pursue business outside of the United States. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include: localization of our products, including translation into foreign languages and associated expenses; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations; foreign currency fluctuations; different pricing environments; different tax regimes and regional economic and political conditions. Any of these factors, either individually or collectively, could have a material adverse effect on our business and results of operations.

We will need additional funding in the future to pursue our business strategy and expand our operations. If additional future funding is not available to us our financial condition could be materially and adversely affected and our business may fail.

Over the next twelve months, the Company will need to raise approximately $5,000,000 to operate as planned. We estimate the total costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA) and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,500,000. We expect to need an additional $3,500,000 from the date of this Report for the next twelve months to expand our operations and marketing activities. There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy. If we do not obtain additional financing in amounts and on terms acceptable to us, our business may fail.

The current economic slowdown may adversely affect our business and financial condition in ways that we cannot predict. If the economy does not recover during the reasonably foreseeable future our ability to conduct business may not be viable and we may have to cease operations which could result in the entire loss of your investment in our Company.

The current economic slowdown may have a negative effect on our business and financial condition. We cannot predict the effect that the economic slowdown will have on us as it also impacts our customers, vendors and business partners. We believe that the lottery gaming businesses are less susceptible to reductions in consumer spending and other parts of the consumer sector. However, there can be no assurance that the continuation or worsening of the current economic slowdown will not negatively impact the lottery gaming businesses. If the economy does not recover during the reasonably foreseeable future, our ability to conduct business may not be viable and we may have to cease operations which could result in the loss of your entire investment in our Company.

The current economic slowdown and general unavailability of commercial credit may adversely affect our ability to obtain financing and could have a material adverse effect on our ability to conduct business.

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to financing and credit worldwide. Major market disruptions and the current adverse changes in global market conditions and the evolving regulatory restrictions in the United States and worldwide may adversely affect our business or impair our ability to obtain funds as needed. The current adverse market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly. If we require credit financing for any aspect of our conducting business we may not be able to obtain it on a timely basis or on reasonable terms, if at all.

Our business is subject to evolving technology. If we are unable to upgrade our technologies responsive to changes in the industry our Company could fail.

The markets for all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers. We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets. If we are unable to remain current with industry developments and upgrade our technologies in response to changes in the industry, the Company could fail and investors could lose their entire investment in the Company.

Our business competes on the basis of the security and integrity of our systems and our mobile lottery software application. If there is a breach in our security systems, our business and our Company could suffer materially adverse consequences.

We believe that our success depends, in part, on providing secure products and systems to the lottery operators and their playing customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we intend to regularly assess the adequacy of our security systems to protect against security breaches and take reasonable measures to protect the integrity of the product for end-users. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.

Implementation of additions or changes in third-party hardware and software platforms used to deliver our services may result in performance problems and may not provide additionally anticipated functionality, which could result in material and adverse affects on our ability to conduct business.

From time to time, we may implement additions to or changes in the hardware and software platforms we use for providing our services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating with our customers, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected. If we are unable to conform our technology to third-party additions or changes in hardware and software platforms used to deliver our services, our business could be materially and adversely affected.

We rely on third party technology and hardware providers. A failure of service by these providers could adversely affect our business and reputation.

We will rely on third party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third party providers could materially and adversely affect our business and reputation with corresponding adverse affects upon the value of your investment in our Company.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government and legal regulations may require significant time, money and allocation of Company resources. If we are unable to allocate adequate Company resources for compliance with such regulations, our Company and our business could be materially and adversely affected.

During the foreseeable future, we expect to pursue our business outside of the United States until applicable laws in the United States permit sales of lottery tickets utilizing mobile telecommunications devices. As of the date of this Report, current U.S. laws prohibit sales of lottery tickets utilizing mobile telecommunications devices. Existing or future laws and regulations in other countries may impair our ability to expand our business and introduce new products and services, or may restrict the use of our services or the features we offer. Changes to the existing regulatory framework in countries where we intend to offer our services could adversely affect our business plans.

In addition to regulation of lottery ticket sales, the mobile telecommunications industry faces uncertainty related to future government regulation. Due to the rapid growth and widespread use of mobile telephones, legislatures have enacted and may continue to enact various laws and regulations applicable to the mobile telecommunications industry. Laws and regulations may be adopted in the future which directly govern mobile device lottery services. The adoption of laws or regulations could decrease the demand for our technology and services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy and Data Protection Directives. Any costs incurred in complying with foreign laws could negatively affect the viability of our business.

Our industry is subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.

In the United States and many other countries, lotteries and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, these gaming regulatory requirements vary from jurisdiction to jurisdiction. We expect to be subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we intend to operate which could be time consuming, expensive and distracting to management. As a result, such regulatory requirements could be materially adverse to our business and prospects.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the sale of lottery services over mobile devices will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we plan to develop procedures and policies to comply with the requirements of evolving laws, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant.

Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation.

We may be required to obtain licenses from various jurisdictions in order to operate certain aspects of our business and we might be subject to extensive background investigations and suitability standards in our lottery business. Lottery authorities generally conduct background investigations of the selected vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals. Lottery authorities may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel or systems in obtaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel or systems) to obtain required licenses and approvals in other jurisdictions. The failure to obtain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a contract to us. Additional restrictions are often imposed by international jurisdictions.

While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of any contract.

Gaming opponents persist in their efforts to curtail legalized gaming, and particularly internet gaming which, if successful, could limit our operations or cause us to cease doing business.

Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing gaming in jurisdictions where these activities are presently legalized, prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted. If we cannot legally conduct business, our Company could fail.

Failure to perform under lottery contracts may result in litigation, substantial monetary liquidated damages and contract termination which would materially and adversely affect our business.

Our business may subject us to contractual penalties and risks of litigation, including due to potential allegations that we have not fully performed under contracts or that goods or services we supply are defective in some respect. Lottery contracts typically permit a lottery authority to terminate the contract at any time for material failure to perform, other specified reasons and, in many cases, for no reason at all. Lottery contracts also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. Material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our results of operations, business or prospects and on our ability to continue to conduct business.

Risks Related To Our Stock

Our limited operating history makes evaluation of our business difficult, and may discourage trading in our stock which could adversely affect the price of our stock.

We started to develop our lottery technology in 2008 and we have not yet commercially deployed our technology. We, therefore, have limited historical financial data related to our current business upon which to analyze operating expenses or forecast accurately our future operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects which may discourage trading in our stock with potential further adverse affect on the price of our stock.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital to provide cash for our operations. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business. The fact that we have not generated any revenues to date may deter potential investors from providing financing. Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail. To secure additional financing, we may need to borrow money or sell more securities. Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	significant products, contracts, acquisitions or strategic alliances of our competitors;

•	success of competing products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in Canada, United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the market for technology or mobile lottery service stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management, which could further adversely affect the value of your investment in our common stock.

Fluctuations in the value of foreign currencies could result in increased costs and operating expenses which could adversely affect our business.

For our projected international operations, the local currency will be designated as the functional currency. Accordingly, assets and liabilities must be translated into U.S. Dollars at year-end exchange rates, and revenues and expenses will be translated at average exchange rates prevailing during the year. Fluctuations in the value of other currencies in which we may generate revenues or incur costs may be difficult to predict and could cause us to incur currency exchange losses. Receivables and liabilities in currencies other than the functional currency could also move adversely to us from the date of accrual by us to the date of actual settlement of receivables or liabilities in a currency other than the functional currency. A disparity between the accrual and settlement amounts due to currency exchange costs could have a material adverse affect on our business. We cannot predict the effect of exchange rate fluctuations on our future operating results. Future fluctuations in currency exchange rates could materially and adversely affect our business.

Certain governments with whom we may do business may impose restrictions over the conversion of their currencies into U.S. dollars or other foreign currencies. There can be no assurance that we will be able to convert foreign revenues into U.S. dollars for repatriation and this may adversely affect our business.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. As a result, the success of your investment in our common stock will depend on future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of that date of this Report, we have 54,572,963 shares of our common stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will initially be considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that our common stock will initially be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act. A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities. As a result of these effects, the trading value of our common stock could be materially and adversely affected.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. These requirements could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares. We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state. We do not currently plant to register or qualify our shares for sale or resale in any state. In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers. Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers. Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares. The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

If a trading market for our securities develops, it may be volatile which could make it difficult to sell shares of common stock or cause sales of common stock at a loss.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Furthermore, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have recently experienced significant price and volume fluctuations that have adversely affected the market prices for many companies' securities. These fluctuations may not be directly attributable to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell shares of our common stock at a loss.

Shares eligible for future sale may adversely affect the market price of our common stock. The future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements. In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale. Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied. Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings. Any substantial sales of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Certain holders of our common stock exert significant influence over our company and may make decisions with which other stockholders may disagree that could reduce the value of our stock.

A Few Brilliant Minds Inc. and 2238646 Ontario Inc. together now own a total of 38,700,000 of our 54,572,963 issued and outstanding shares, which represents 70.9% of our shares. As a result, A Few Brilliant Minds Inc. and 2238646 Ontario Inc. have the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of Loto or a potential merger, consolidation, tender offer, takeover or other business combination. The two shareholders are parties to an agreement which includes certain mutual covenants, including nominating and voting for an equal number of representatives to serve on our Board of Directors.

ITEM 1B:         UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

ITEM 2:            PROPERTIES

Our principal executive offices are located at Suite 460, 20 Toronto Street, Toronto, Ontario, M5C 2B8. We have a sub-lease in effect until February 2011 for 2,950 square foot location, with a cost of approximately $7,000.00 per month, which commenced in July 2009. We believe that this property is adequate for our current and immediately foreseeable operating needs. At the present time, we do not own any real estate. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3:            LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:            RESERVED

Not Applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCBB) under the symbol “LOTI”. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The Company’s shares traded on the Over-the-Counter Bulletin Board only once during the quarter ended May 31, 2010, at a price of $2.50 per share, and have not traded on the Over-the-Counter Bulletin Board during any other quarter.

	2010
	High	Low
4th Quarter ended May 31	$2.50	2.50

Holders

As of the date of this Report there are 54,572,963 shares of common stock issued and outstanding.

As of the date of this Report there are 22 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6:            SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition;
•	General economic conditions; and
•	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

We are a development stage company. We are developing a patent-pending software application which permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Our proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to license our software application to governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. During the foreseeable future, we expect to pursue our business outside of the United States. Our business plan calls for launching our mobile lottery application in the target markets of Canada, Mexico, South America, Asia (China), Africa, and Europe (Turkey and the United Kingdom of Great Britain).

We have developed a working demonstration model of our application which is operable on most Blackberry smart phones (including the Pearl, the Curve, the Bold, and 8800 series). Our demonstration model of the application includes several of the components of mobile lottery functionality, including lottery game selection, lottery number picking and lottery number authorization. We have designed and we plan to include player registration, financial settlement and player messaging functions in the next version of our software. We believe the next version of our application will be commercially viable and will provide a complete, fully functional and flexible mobile lottery platform for lottery operators worldwide.

As of the date of this Report, our mobile lottery software application has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have developed working demonstrations of our lottery application (which is operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series), as well as a scratch card game which is operating on Android devices. Our current lottery demonstration model of our software includes three of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking and lottery number authorization. The three components remaining to be developed include player registration, financial settlement and player messaging functions. We issued an RFP (request for proposal) to six qualified suppliers on August 25, 2009, indicating that we intend to develop the remaining components of our full feature system. The purpose of this RFP is to build the various modules necessary for lottery play on mobile cell phones, including player registration, ticket selection, ticket registration, settlement, and direct to player communication and marketing. After scoring, conducting due diligence, and initial contracting, we have selected one supplier to develop our software products. Pending final contract completion and execution, we expect the next version of our software could be ready for commercialization approximately nine months from the point at which Loto directs its development partner to undertake the development activity. Loto will give such direction once it raises sufficient funds. The continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Employees

We currently have five full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration. These include Stephen Knight (President and Chief Executive Officer), Stephen Baker (Chief Technology Officer), Drew Deyell (Chief Information Officer), Jeff O’Connor (Vice President of Sales and Marketing), and Brandice Triolet (Director of Human Resources and Administration).  We expect to hire additional full time employees in the coming year as necessities dictate.  We have engaged qualified third-parties for accounting and legal services.

Results of Operations

Loto was incorporated in the state of Nevada on April 22, 2009, and our wholly-owned subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, Loto acquired all of the issued and outstanding shares of Mobilotto (which included all intellectual property of the mobile lottery purchase system).  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2010, the Company had cash of $309,018.  The current cash on hand in our bank accounts will be sufficient to maintain our operations for approximately one and a half months from the date of this Report. We have also prepaid rent in the amount of $8,119 as a condition of renting business premises, which commenced on July 1, 2009 at Suite 460, 20 Toronto Street in Toronto, Ontario.  We also own fixed assets with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.

Current liabilities as of May 31, 2010 included $49,505 of accrued legal, programming and general office expenses.

As a development stage company, we have limited capital and limited operating resources. We raised $1,029,443 under the terms of our co-founders’ agreements and our Series A private placements of restricted common stock.  The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

The cash on hand in our bank accounts will be sufficient to maintain our operations for approximately one and a half months from the date of this Report.  We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), repayment of amounts due under our Standby Loan Agreements and initiating full rollout of our products to our target markets over the next twelve months will be approximately $5,000,000.  We expect to need additional amounts of funding commencing one month from the date of this Report in order to expand our operations.

Two of our current shareholders, 2238646 Ontario Inc. and 1476448 Ontario Inc. are parties to standby financing commitment to our Company under which they have agreed to provide the necessary funding up to $1,500,000 if we are unable to obtain revenues or other third-party financing (the “Standby Loan”).  This Standby Loan was originally made by Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., however, 2238646 Ontario Inc. has replaced Mhalka Capital Investments Ltd.  We may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities.  We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.  The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants.  If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

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

Results of Operations for the Twelve Months Ended May 31, 2010 and the period from inception (September 16, 2008) to May 31, 2009

Income

We are a development stage company and as of May 31, 2010 and May 31, 2009 there were no contracts in place and no revenue has been received.  We do not expect that revenue will be realized until late 2011.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

For the twelve months ended May 31, 2010, the Company incurred $12,701 in interest expense and $1,110,091 in total operating expenses.  For the period from inception (September 16, 2008) to May 31, 2009 the Company incurred $10,979 in operating expenses that related primarily to legal and audit costs.

Salaries expense was $485,266 for the twelve months ended May 31, 2010, and comprised payments to the President, the Chief Technology Officer, the Chief Information Officer, the Director of Sales & Marketing, and the Manager of Human Resources and Administration.

Legal fees incurred of $210,685 for the twelve month periods ended May 31, 2010 were for the creation of all required public company filings, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.

Marketing, travel and investor relations expenses of $120,243 for the twelve month periods ended May 31, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations, attendance at trade shows, and a display booth that will be used at lottery industry trade shows.

Rent expense of $75,752 for the twelve month periods ended May 31, 2010 is for the head office of the Company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.

Systems development expenses of $54,908 for the twelve months ended May 31, 2010 were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August of 2009, and on-going refinement of the Statement of Work and contract through to May 31, 2010.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.   Completion of the patent and trademark registrations.

2.   Adherence to our Marketing Plan (see below section).

3.   Completion of the systems development to ensure we have a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing).  Our supplier has been selected.  Pending final contract completion and execution, we expect the next version of our software could be ready for commercialization approximately nine months from the point at which Loto directs its development partner to undertake the development activity.  Loto will give such direction once it raises sufficient funds.

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

7.   Engage foreign agents in selected jurisdictions to assist in lottery operator meetings and general business development

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing in the amount of $5,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of February 2011 at a rate that approximates $7,500 per month.

Warrants

As of May 31, 2010, we had no outstanding warrants.

Common Stock

As of May 31, 2010, there were 54,572,963 shares issued and outstanding, of which 43,572,963 are restricted from trading.

Significant Business Challenges

In addition to the challenge of raising adequate capital in order to fully deploy our business plan, the significant business challenges that our management expects to encounter over the next year and beyond, as well as the known trends, demands, uncertainties that may affect our Company’s financial condition include the following matters:

•
We have not yet completed the software development of all components constituting our full feature mobile lottery application and our financial condition would be materially and adversely affected if we are not able to complete our software development;

•
Since there has not yet been any commercial utilization of our application it will be more difficult for us to close sales of our untested product with prospective lottery operator customers of our Company and we may not able to derive any revenues from our product;

•
If our product does not perform as anticipated, we may be unable to obtain any contracts with lottery operators, or if we are able to enter into contracts but the product is not performing, we could become subject to litigation, which in either case could adversely affect our financial condition;

•
Our patent application is currently pending and if the patent is not granted we may not be able to fully protect our intellectual property which could adversely affect our ability to benefit from our technology;

•
If our pending patent is granted, the costs of enforcing our patent and other intellectual property rights may be disproportionate to any potential revenues, or we may be required to defend allegations from third parties alleging infringement of their rights, which in either case could adversely affect our financial condition;

•
We rely on a small management team and a small group of employees who may not be able to be fully responsive to all aspects of operating our business, and if we increase our personnel the additional administrative and overhead costs could be burdensome, which in either case could adversely affect our financial condition;

•
The international focus of our business model implicates higher costs and expenses than domestic companies, including foreign language translation, compliance with local laws, business practices favoring local competitors, compliance with multiple, conflicting and changing governmental laws and regulations as well as changing governments, any of which could adversely affect our financial condition;

•	We expect intensifying competition in our target markets which could force us to lower our pricing, reduce our margins, lower our market share and reduce expectations of profitability;

•
Foreign competitors who are not subject to U.S. anti-corruption laws and regulations may engage in illegal and unfair business practices with which we cannot compete that could impair our ability to obtain contracts from lottery operators in our target foreign markets;

•
Our financial results could be damaged if prospective lottery operator customers decide to develop their own mobile lottery solution or utilize a third party solution using alternative software and hardware technologies;

•
The market for mobile lottery services is still in the early stages of development, and if the market for our services does not develop as we anticipate, it will have an adverse effect on our financial condition;

•	Our business is subject to evolving technology and if we are unable to upgrade our technologies responsive to changes in the industry our financial condition could be adversely affected;

•	We will rely on third party technology and hardware providers and if there is a failure of the products or services rendered by these providers our financial condition could be adversely affected;

•
Implementation of additions or changes in third-party hardware and software platforms used to deliver our services to our customers and end-users may result in performance problems which could adversely affect our financial condition;

•
There has not yet been adoption of international standards applicable to mobile lottery solutions and as such we may have to change or modify our application to conform to disparate standards which could adversely affect our financial condition;

•
If we are able to enter into contracts with international lottery operators, we will be subject foreign currency exchange risks, different pricing environments; different tax regimes and regional economic and political conditions.  Any of these factors, either individually or collectively, could have a material adverse effect on our business and results of operations; and

•	Gaming opponents persist in their efforts to curtail legalized gaming which, if successful, could limit our operations or cause us to cease doing business.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $100,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

•
We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•
In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires increased corporate responsibility and accountability;

•	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

•
We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•
We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

•
We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

•	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•	We expect that being a public company will increase our director and officer liability-insurance costs;

•	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

In addition to the foregoing, our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance program and our accounting controls and procedures.  We have assigned a high priority to corporate compliance and our public company reporting obligations, however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease operations.

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

Off-Balance Sheet Arrangements

None.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to foreign currency exchange rate risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of Loto to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible. Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz & Company, P.A. certified public accountants	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 Email: paritz@paritz.com

Board of Directors
Loto, Inc.
(A Development Stage Company)
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Loto, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2010 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the year then ended and for the period from inception (September 16, 2008) to May 31, 2009 and May 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards on the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and as of May 31, 2010 has an accumulated loss of $1,133,771 and a stockholders’ deficiency of $104,935, and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing and the attainment of profitable operations.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loto, Inc. (A Development Stage Company) as of May 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from inception (September 16, 2008) to May 31, 2009 and May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
August 17, 2010

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	May 31, 2010	May 31, 2009

CURRENT ASSETS:
Cash	$309,018	$169,203
Prepaid rent	8,119	-
GST Receivable	29,827	-

TOTAL CURRENT ASSETS	346,964	169,203

Capital assets, at cost	31,060	-
Accumulated amortization	(7,332)	-
Net capital assets (Note 4)	23,728	0

TOTAL ASSETS	$370,692	$169,203

LIABILITIES and STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$49,505	$10,000
Deposit for subscription of common shares	0	150,000
Standby loan (Note 6)	425,931	-
Due to stockholder	191	91

CURRENT LIABILITIES AND TOTAL LIABILITIES	475,627	160,091

STOCKHOLDERS' (DEFICIENCY) EQUITY:
Common stock, par value $0.0001 (note 7) 100,000,000 shares authorized 54,572,963 issued and outstanding (2009-40,000,000)	5,457	4,000
Additional paid-in capital	1,023,977	16,091
Other comprehensive loss	(598)	-
Deficit accumulated during development stage	(1,133,771)	(10,979)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	$(104,935)	$9,112

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$370,692	$169,203

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Twelve Months Ended May 31, 2010	From Inception (September 16, 2008) to May 31, 2009	From Inception (September 16, 2008) to May 31, 2010

REVENUE	-	-	-

EXPENSES
General and administrative expenses	1,110,091	10,979	1,121,070
OPERATING LOSS	1,110,091	10,979	1,121,070

OTHER EXPENSE
Interest Expense	12,701		12,701

NET LOSS FOR THE PERIOD	$(1,122,792)	$(10,979)	$(1,133,771)

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	54,516,638	40,000,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO MAY 31, 2010

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares (Note 11)	(1,000,000)	(100)				(100)

Sale of shares (Note 11)	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended May 31, 2010	For the Period Ended May 31, 2009	From Inception (September 16, 2008) to May 31, 2010

OPERATING ACTIVITIES:
Net loss for the period	(1,122,792)	(10,979)	(1,133,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,332	0	7,332
Changes in operating assets and liabilities:
Prepaid rent	(8,119)	0	(8,119)
Other current assets	(29,827)	0	(29,827)
Accrued liabilities	39,505	10,000	49,505

NET CASH USED IN OPERATING ACTIVITIES	(1,113,901)	(979)	(1,114,880)

INVESTING ACTIVITIES:
Acquisition of capital assets	(31,060)	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	(31,060)	0	(31,060)

FINANCING ACTIVITIES:
Deposit for stock subscription	0	150,000	150,000
Proceeds from loan	425,931	0	425,931
Issuance (net of redemption) of common stock	859,343	20,091	879,434
Proceeds from stockholder loan	100	91	191

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,285,374	170,182	1,455,556

Effect of exchange rates on cash	(598)	0	(598)

INCREASE IN CASH	139,815	169,203	309,018

CASH - BEGINNING OF PERIOD	169,203	0	0

CASH - END OF PERIOD	309,018	169,203	309,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year
Interest paid	0	0	0

NON CASH FINANCING ACTIVITIES
Deposit applied to stock subscription	150,000	0	0

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with its wholly-owned subsidiary Mobilotto systems, Inc. (“Mobilotto”), are development stage companies. The Company is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the intention to operate or license software applications with governments and other lottery operators as the primary source of revenue. There is no intention to become a lottery operator. The mobile lottery software application has not yet been utilized by any lottery operator, and no revenues have yet been generated from the technology.

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

Capital Assets

Capital assets are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful life as follows:

Computer equipment	3 years
Office furniture and equipment	5 years
Leasehold improvements	term of the lease

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

Revenue Recognition

From inception, the company has not recognized any revenue.

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

Loto expects to have contracts between lottery operators and / or mobile network operators, depending upon the jurisdiction of business. Revenue from lottery services is determined as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract. This revenue will be recognized when the lottery purchase transaction is completed and confirmed to the mobile device.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expense accounts are translated at average exchange rates during the period. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-Based Compensation

The Company records expense for stock-based compensation to directors, employees, and consultants using the fair value method. Occasionally, the Company may issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company values the warrants it issues using the Black-Scholes model.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $1,133,771 and a stockholders’ deficiency of $104,935 as of May 31, 2010, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CAPITAL ASSETS

Capital assets consist of the following:

		Accumulated
	Cost	Amortization	Net	2009

Leasehold improvements	$3,500	$1,712	$1,788	$	NIL

Computer equipment	$18,950	$4,144	$14,806	$	NIL

Office furniture and equipment	$8,610	$1,476	$7,134	$	NIL

Total	$31,060	$7,332	$23,728	$	NIL

Total amortization expense for the year ended May 31, 2010 was $7,332 (2009 - $NIL)

NOTE 5– ACCRUED LIABILITIES

Accrued liabilities totalled $49,505 (2009 - $10,000) and included the following. Payments due for programming work performed $4,000, accrued legal expenses $43,152 (2009- $10,000) and general and administration payables $2,353.

NOTE 6 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide the necessary funding up to $1,500,000 if the Company is unable to obtain third-party financing (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. under the August 3, 2009, standby financing commitment.  Loto may draw on the standby financing commitment in accordance with operating requirements as set forth in the business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company, which are derived from the issuance of any equity securities and Company gross revenues. Draws on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. Loto has given the lenders customary representations and warranties regarding the good standing of the Company and status of progress in respect of the business plan prior to each draw on the commitment amount, and Loto will provide certifications and covenants regarding use of the proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to Loto if the Company is unable to make the representations, warranties, certifications or covenants, or if Loto is in breach of any previously given representations, warranties, certifications or covenants. If Loto breaches any of the covenants, the default rate will be 15% per annum. As at May 31, 2010, $344,610 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $81,321 including accrued interest. This loan is subject to the same interest and repayment terms as the other standby loans.

NOTE 7 – STOCKHOLDERS’ DEFICIENCY

On May 13, 2009 the two co-founders of Loto entered into a Founders’ Agreement with each other and the company. Mhalka Capital Investments Limited was issued 20,000,000 shares of Loto restricted common stock in exchange for contributing $20,000 to Loto. On the same date, A Few Brilliant Minds Inc. was issued 20,000,000 shares of Loto restricted common stock in exchange for all of the equity interests of Mobilotto Systems, Inc. which became a wholly owned subsidiary of Loto.

On June 4, 2009, Loto amended its certificate of incorporation to change its par value from $.001 per share to $.0001 per share. Retroactive effect has been given to the above in the accompanying statement of stockholders’ equity. On November 30, 2009, the Company issued 15,000,000 shares. A cash consideration of $150,000 was received by the Company in the prior year and was recorded as a deposit for subscription of common shares. On April 19, 2010, two of the shareholders of Loto, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd., each agreed to tender 500,000 shares of the Company’s common stock for cancellation. See Note 11. On May 31, 2010, the Company issued 572,963 common shares for a total cash consideration of $859,443.

NOTE 8 - LITIGATION

From time to time in the future, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

NOTE 9 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 20 Toronto Street in Toronto Ontario until February 28, 2011 at an annual rental approximating $87,000.

NOTE 10 – STOCK OPTION GRANTS

On April 19, 2010, the Company granted 1,900,000 options to three members of the Company’s Board of Directors at an exercise price of $1.50 per share.  The options will vest on April 19, 2011, and 950,000 options may be exercised on April 19, 2011 and a further 950,000 options may be exercised on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013. The Company has determined that the options were issued at fair value and as such no expense has been recorded.

On April 19, 2010 a director of the Company was granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in 2010, $75,000 if election for cash or 250,000 shares at the option exercise price of $1.00 per share if election for options; in 2011 $150,000 if election for cash or 300,000 shares at the option exercise price of $1.00 per share if election for options.  The director may elect compensation either in cash or in options with respect to 2010 on April 19, 2011 and April 19, 2012 with respect to 2011.  In the event options are selected all such options shall be fully vested and exercisable upon the respective date of grant and may be exercised until expiration on April 19, 2013.  The Company has determined that the options were issued at fair value and as such no expense has been recorded.

NOTE 11 – CONTINGENT CANCELLATION OF SHARES OF COMMON STOCK

The Company intends to sell up to 8,000,000 shares of the Company’s common stock in private placements to foreign investors.  In connection therewith, two of the Company’s shareholders, have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively. In anticipation of the sale of common stock, two shareholders each cancelled 500,000 common shares even though there is no assurance that the Company will be able to sell its common stock.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer / Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Accordingly, based on our assessment we have concluded that, as of May 31, 2010 our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act. Our Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings and believes that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of September 13, 2010:

Name	Age	Position
Stephen Knight	52	President, Chief Executive Officer and Chief Financial Officer, Director
Gino Porco	42	Director
Trevor Eyton	75	Director
Donald Ziraldo	61	Director
Todd Halpern	50	Director
Randy Barrs	61	Director
Alan Ralph	65	Director

Biographical Information Regarding Officers and Directors

Stephen Knight.  Mr. Knight has served as Loto’s President and Chief Executive Officer since May 13, 2009.  From October 2008 to May 12, 2009, Mr. Knight was President and CEO of Mobilotto Systems, Inc.  From December 2007 through September 2008, Mr. Knight was engaged in marketing consulting for major brands in the United States and Canada.  From November 1998 through December 2007, Mr. Knight served as Senior Vice President of Credit & Loyalty Management as well as an officer for Hudson’s Bay Company.  Mr. Knight was appointed Chief Financial Officer of Loto on June 3, 2009.  Mr. Knight was appointed as a Director of the Company on April 19, 2010.

Gino Porco.  Mr. Porco is a Co-Founder of Loto Inc. and he has served as a Director of the Company since May 13, 2009. Mr. Porco has overseen the development of our technology initiatives from planning stage through development and performance testing. Mr. Porco has supervised multiple development teams working on both network development and infrastructure and device applications and technologies, driving our various core offerings.  Since 2002, Mr. Porco has been President of Envenia Networks, which designs and implements best-of-breed, carrier-class voice networking solutions.  Mr. Porco has consulted on various telecommunication projects, lending expertise to the development of Sky Voice, Digital World, Power Telephone, Carrier and Compu-call communication, as well as various Internet projects since its rise to prominence in the late 1990’s.  Mr. Porco is the sole officer, director and shareholder of A Few Brilliant Minds Inc., an Ontario corporation which owns approximately 35.5% of our issued and outstanding shares as of the date of this Report.

Trevor Eyton.  Mr. Trevor Eyton has served as a Director of the Company since January 26, 2010.  Appointed to Canada’s Senate in 1990, Mr. Eyton served on three committees- Banking, Trade and Commerce, Transport and Communications and Scrutiny of Regulations, where he was the Joint Chair.  Mr. Eyton retired from the Canadian Senate in 2009.  A lawyer by training, Mr. Eyton served as President and Chief Executive Officer of Brascan (now Brookfield Asset Management Inc.) from 1979 until 1990, and as Chairman and Senior Chairman from 1990 until 1998.  Mr. Eyton has served on the board of directors of other corporations, including Coca-Cola Enterprises Inc. (where he served as a director from 1998-2007) and on the boards of numerous charitable organizations.

Donald Ziraldo.  Mr. Donald Ziraldo has served as a Director of the Company since January 26, 2010.  From 1975 until 2006, Mr. Ziraldo was the President of Inniskillin Wines Inc.  Mr. Ziraldo is currently Chairman, Vineland Research and Innovation Center; a member of the Board of Directors, Shaftsbury Films, and a member of the Board of Directors, Canassat Pharmaceuticals.

Todd Halpern.  Mr. Todd Halpern has served as a Director of the Company since July 13, 2010.  Mr. Halpern is currently president of Halpern Enterprises.  He and his family have been in the business of importing fine wines and spirits into Canada for over 57 years.  Mr. Halpern has served on the board of directors of the Toronto General Hospital since 2005.  He is the Board Champion of the Krembil Neuroscience Centre’s Krembil Discovery Tower and Krembil Neuro Program.  Mr. Halpern is also the Chair of the Grand Cru Culinary Wine Festival, which benefits research at the University Health Network.

Randy Barrs.  Mr. Randy Barrs has served as a Director of the Company since January 26, 2010.  Mr. Barrs is an attorney in Toronto, Canada.  Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc., an Ontario corporation which owns approximately 35.4% of our issued and outstanding shares as of the date of this Report.

Alan Ralph.  Mr. Alan Ralph has served as a Director of the Company since March 1, 2010.  Mr. Ralph is a Chartered Accountant and for over 30 years was an Audit Partner with Deloitte & Touche LLP, until 2007. Mr. Ralph served as the Chair of the St. Catharines Transit Commission for eleven years, as President of the St. Catharines Golf & Country Club for five years and has served as a director for various Boards and Associations in the Niagara area. Mr. Ralph is currently a director/finance chair with Vineland Research and Innovation Centre. Mr Ralph is an independent consultant to winery investors and owners as well as to several other small business enterprises.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

At the present time, two of our stockholders, 2238646 Ontario Inc. and A Few Brilliant Minds Inc. have agreed as co-founders of the company that the Board shall be composed of an equal number of persons nominated by each founder.  Each founder: (i) shall accept such nominations as exclusive and binding as and when made; and (ii) shall vote only for such persons nominated by the founders, respectively, so that the Board at all times consists of an equal number of representatives of each founder.  If for any reason at any time the Board is not composed of an equal number of persons nominated by each founder, no actions may be taken by the other founder’s representatives other than duly appointing or duly electing a nominee of the other founder then having the right to equalize representation on the Board with such founder’s nominees.

Significant Employees

At the present time, we have no key employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Founders, Promoters and Control Persons

The founders and their respective affiliates of our Company are construed to be Promoters and Control Persons of our Company since inception:

Current Promoters and Control Persons

NAME	POSITION

A Few Brilliant Minds Inc. (1)	Founder of Loto, Stockholder, Promoter and Control Person

2238646 Ontario Inc. (2)	Stockholder, Promoter and Control Person

Gino Porco (1)	Director and Promoter

Randall Barrs (2)	Director and Promoter

(1) Gino Porco, Director and co-founder of our Company, has sole voting and dispositive control over the Loto shares owned by A Few Brilliant Minds Inc.

(2) Randall Barrs, Director of our Company, has sole voting and dispositive control over the Loto shares owned by 2238646 Ontario Inc.

Former Promoters and Control Persons

Mhalka Capital Investments Ltd. (1)	Founder of Loto, Former Stockholder, Former Promoter and Former Control Person

Marsha Collins (1)	Former Director, Treasurer & Secretary and Former Promoter

(1) On April 19, 2010, Mhalka Capital Investment Ltd. sold its shares of the Company’s common stock to 2238646 Ontario Inc.  Mr. Randall Barrs, a director of the Company, is the sole officer, director and shareholder of 2238646 Ontario Inc.  The voting and dispositive control over the shares of Loto formerly owned by Mhalka Capital Investments Ltd. was exercised by Perpetum Finance Inc.  The directors of Perpetum Finance Inc. are Peter Luis O. Gross, Kim Fessler, Roelant L.M. Siemer and Sylvia Fahm.  Mr. Peter Gross had sole signatory authority and sole voting and dispositive control over the Loto shares owned by Mhalka Capital Investments Ltd., and the other three directors had authority when signing together to exercise voting and dispositive control over the Loto shares owned by Mhalka Capital Investments Ltd.  Marsha Collins, a former Director of the Company, is a contingent beneficiary of a trust which is the sole owner of Mhalka Capital Investments Ltd.  Ms. Collins did not have any voting control or power of disposition over any of the shares which were owned by Mhalka Capital Investments Ltd. or the trust.  At the present time, neither Mhalka Capital Investments Ltd. nor Marsha Collins owns any shares of Loto’s common stock.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2010, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
2238646 Ontario Inc.	1	1	1
Trevor Eyton	2	2	0
Donald Ziraldo	1	1	0
Jason Randall Barrs	1	1	0
Alan Ralph	1	1	0
Mhalka Capital Investments Ltd.	1	1	0
A Few Brilliant Minds Inc.	1	1	0

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our Internet website, http://investor.mobilotto.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

Board Committees

Audit Committee

Our audit committee consists of Alan Ralph, Donald Ziraldo and Stephen Knight.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Alan Ralph is the audit committee’s financial expert.  The Company’s Board of Directors has determined that Mr. Ralph’s education and experience qualify him for such position.  The Board of Directors has analyzed the independence of each of the Company’s directors and has determined that Mr. Ralph is one of the Company’s four independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended May 31, 2010 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Stephen Knight, Chief Executive Officer and	2010	$149,525	NIL	$149,525
Chief Financial Officer	2009	NIL	NIL	NIL

(1)	No officers earned over $100,000 in any of the two preceding fiscal years, other than as set forth above.
(2)	The Company’s fiscal year ends May 31st.

During the fiscal year ended May 31, 2009, neither Loto nor its subsidiary Mobilotto paid any cash compensation to our Chief Executive Officer, Stephen Knight, or any of our other executive officers.

Loto was incorporated on April 22, 2009 and Mobilotto was incorporated on September 16, 2008.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

Name	Salary ($)	Option Awards ($)		All other Compensation ($)	Total ($)
Gino Porco	NIL	NIL		NIL	NIL
Trevor Eyton	NIL	NIL	(1)	NIL	NIL
Donald Ziraldo	NIL	NIL	(1)	NIL	NIL
Todd Halpern	NIL	NIL		NIL	NIL
Randall Barrs	NIL	NIL	(1)	NIL	NIL
Alan Ralph	NIL	NIL	(1)	NIL	NIL

(1) The cash value of option awards granted to certain directors as of April 19, 2010 was deemed to be $0.

From the inception of Loto on April 22, 2009 and Mobilotto on September 16, 2008 through the fiscal year ended May 31, 2009, no compensation was paid by the Company to its directors. For the year ended May 31, 2010 the directors were awarded the following options. No cash compensation was paid to the directors.

Trevor Eyton was granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in calendar year one, $75,000 if election for cash or options to purchase 250,000 shares at option exercise price of $1.00 per share if election for options; calendar year two, $150,000 if election for cash or options to purchase 300,000 shares at option exercise price of $1.00 per share if election for options.  Mr. Eyton may elect compensation either in cash or in options of the Company to be issued 12 months after the date of hereof with respect to calendar year one and 24 months after the date hereof with respect to calendar year two.  In the event Mr. Eyton selects options in lieu of cash, all such options shall be fully vested and exercisable upon the respective date of grant and Mr. Eyton may exercise all such options following the date of issuance thereof until expiration thirty-six months from the date hereof.  If Mr. Eyton elects to receive all of his compensation in options, he will have the right to acquire up to an aggregate of 550,000 shares of Company common stock upon exercise of such options.

Donald Ziraldo was granted options to purchase 1,300,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011, and Mr. Ziraldo may exercise up to 650,000 such options on April 19, 2011 and a further 650,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

Randall Barrs was granted options to purchase 450,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011 and Mr. Barrs may exercise up to 225,000 such options on April 19, 2011 and 225,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

Alan Ralph was granted options to purchase 150,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011 and Mr. Ralph may exercise up to 75,000 such options on April 19, 2011 and 75,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

Outstanding Equity Awards at Fiscal Year-End (1)

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Stephen Knight, Chief Executive Officer and Chief Financial Officer	0	0	n/a	n/a
Gino Porco, Director	0	0	n/a	n/a
Trevor Eyton, Director	0	550,000	$1.00	April 19, 2013
Donald Ziraldo, Director	0	1,300,000	$1.50	April 19, 2013
Randall Barrs, Director	0	450,000	$1.50	April 19, 2013
Alan Ralph, Director	0	150,000	$1.50	April 19, 2013

 (1) All of the stock option grants set forth on this table were made on April 19, 2010.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of August 31, 2010 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below reflects each holder’s ownership interest in the 54,572,963 shares of Loto’s common stock issued and outstanding as of August 31, 2010.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
A Few Brilliant Minds Inc. (1)	19,400,000	0	19,400,000	35.5%
2238646 Ontario Inc. (2)	19,300,000	0	19,300,000	35.4%
Executive Officers and Directors
Stephen Knight	0	0	0	0.00%
Gino Porco through A Few Brilliant Minds Inc. (1)	19,400,000	0	19,400,000	35.5%
Trevor Eyton (3)	0	0	0	0.00%
Donald Ziraldo (4)	0	0	0	0.00%
Randall Barrs, personally and through 2238646 Ontario Inc. (5)	19,300,000	0	19,300,000	35.4%
Alan Ralph (6)	0	0	0	0.00%
Todd Halpern	0	0	0	0.00%
All officers and directors as a group (7 persons)	0	0	38,700,000	70.9%

For each individual or entity listed above, the mailing address is: c/o Loto Inc., Suite 460, 20 Toronto Street, Toronto, Ontario, Canada M5C 2B8, except as otherwise indicated below.

(1) Gino Porco, Director and co-founder, has sole voting and dispositive control over the Loto shares owned by A Few Brilliant Minds Inc., an Ontario corporation which is located at c/o Loto Inc., Suite 460, 20 Toronto Street, Toronto, Ontario, Canada M5C 2B8.  For purposes of comprehensive disclosure, the 19,400,000 shares owned by Mr. Porco are indicated twice in the table above, once in his own name and once in the name of A Few Brilliant Minds Inc.

(2) Randall Barrs, director, has sole voting and dispositive control over the Loto shares owned by 2238646 Ontario Inc., an Ontario corporation located at 23 Bedford Road, Toronto, Ontario M5R 2J9, Canada.  Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc.  For purposes of comprehensive disclosure, the 19,300,000 shares owned by Mr. Barrs are indicated twice in the table above, once in his own name and once in the name of his Ontario corporation.

(3) Trevor Eyton in his capacity as a director of the Company has been granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in calendar year one, $75,000 if election for cash or options to purchase 250,000 shares at option exercise price of $1.00 per share if election for options; calendar year two, $150,000 if election for cash or options to purchase 300,000 shares at option exercise price of $1.00 per share if election for options.  Mr. Eyton may elect compensation either in cash or in options of the Company to be issued 12 months after the date of hereof with respect to calendar year one and 24 months after the date hereof with respect to calendar year two.  In the event Mr. Eyton selects options in lieu of cash, all such options shall be fully vested and exercisable upon the respective date of grant and Mr. Eyton may exercise all such options following the date of issuance thereof until expiration thirty-six months from the date hereof.  If Mr. Eyton elects to receive all of his compensation in options, he will have the right to acquire up to an aggregate of 550,000 shares of Company common stock upon exercise of such options.

(4) Donald Ziraldo in his capacity as a director of the Company has been granted options to purchase 1,300,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011, and Mr. Ziraldo may exercise up to 650,000 such options on April 19, 2011 and a further 650,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

(5) Randall Barrs in his capacity as a director of the Company has been granted options to purchase 450,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011 and Mr. Barrs may exercise up to 225,000 such options on April 19, 2011 and 225,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

(6) Alan Ralph in his capacity as a director of the Company has been granted options to purchase 150,000 shares of the Company’s common stock at a purchase price of $1.50 per share.  The options will vest on April 19, 2011 and Mr. Ralph may exercise up to 75,000 such options on April 19, 2011 and 75,000 options on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013.

Potential Changes in Control

At the present time, there are no arrangements known to Loto, including any pledge by any person of securities of Loto, the operation of which may at a subsequent date result in a change in control of Loto.

Stock Option Plan Information

To date, Loto has not adopted a Stock Option Plan.  Loto may adopt an option plan in the future.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

In connection with the founding of Loto and the acquisition of Mobilotto, on May 13, 2009, Loto issued 20,000,000 shares of restricted common stock to A Few Brilliant Minds Inc. in exchange for all of the issued and outstanding shares of Mobilotto Systems, Inc. to Loto.  The sole owner of A Few Brilliant Minds Inc., Mr. Gino Porco, is a director of Loto.  On the same date, Loto issued 20,000,000 shares of restricted common stock to Mhalka Capital Investments Ltd. in consideration for the payment of $20,000.00 to Loto.  Ms. Marsha Collins served as a director of Loto from April 22, 2009 until January 26, 2010, as nominated by Mhalka Capital Investments Ltd.  Mr. Porco and Ms. Collins, as the sole directors of Loto and as representatives of the sole shareholders of Loto as of the date of the foregoing transactions, ratified and approved the transactions pursuant to the terms and conditions of the Founders’ Agreement by and among A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and Loto.  Except as otherwise disclosed herein, since the beginning of the last fiscal year, neither Loto nor Mobilotto entered into any other transactions, nor are there any currently proposed transactions, in which Loto or Mobilotto was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

On April 19, 2010, Mhalka Capital Investments Ltd. sold 19,300,000 shares of the Company’s common stock to 2238646 Ontario Inc. pursuant to a Stock Purchase Agreement in which 2238646 Ontario Inc. agreed to pay the purchase price in the form of a note in the amount of $28,950,000, which shall accrue interest at the rate of prime rate plus 1.5%, and shall be due in three years.  Mr. Randall Barrs is the owner and sole officer and director of 2238646 Ontario Inc.  Mr. Barrs is also a director of Loto.  On April 19, 2010, Mhalka Capital Investments Ltd. also entered into a Share Tender and Cancellation Agreement, pursuant to which each of Mhalka Capital Investments Ltd. and A Few Brilliant Minds Inc. agreed to the cancellation of 500,000 shares of the Company’s common stock.  In addition, On April 19, 2010, Mhalka Capital Investments Ltd. transferred 200,000 shares of its common stock and A Few Brilliant Minds Inc. transferred 100,000 shares of its common stock in third party transactions.  As of April 19, 2010 Mhalka Capital Investments Ltd. has no stock ownership in the Company.

A Few Brilliant Minds Inc. and 2238646 Ontario Inc. together beneficially own approximately 70.9% of our outstanding common stock, which gives them a controlling interest in Loto.  A Few Brilliant Minds Inc. and 2238646 Ontario Inc. are both deemed to be promoters and control persons of Loto, as well as Mr. Porco and Mr. Randall Barrs individually.  Mr. Porco does not receive and has not received any compensation, as a designated director serving on the Board of Directors of Loto Inc. pursuant to the nomination of A Few Brilliant Minds Inc.  Ms. Collins did not receive any compensation in her capacity as an officer of the Company.  On April 19, 2010, Mr. Randall Barrs was issued stock options as compensation for his services as a director.  He was issued options to purchase 450,000 shares of the Company’s common stock, at a purchase price of $1.50 per share.  The options will vest twelve months after the date of issuance.  Mr. Barrs may exercise up to 225,000 such options upon such vesting date and 225,000 further options twenty-four months from the date of issuance.  The options will terminate upon the expiration of thirty-six months from the date of issuance.

On August 3, 2009, Mhalka Capital Investments Ltd., together with 1476448 Ontario Inc., made a standby financing commitment to our Company, under which they agreed to provide the necessary funding to our Company of up to $1,500,000 if we are unable to obtain third-party financing.  Ms. Marsha Collins served as a director of Loto as nominated by Mhalka Capital Investments Ltd. from April 22, 2009 to January 26, 2010.  Ms. Marsha Collins recused herself from deliberations and voting in respect of the Loto Board of Directors assessment and decision to enter into the financing commitment agreement with Mhalka Capital Investments Ltd.  Mr. Gino Porco, acting in his capacity as the sole voting member of the Board of Directors of Loto with respect to review and assessment of the financing commitment agreement, determined that the financing commitment agreement is fair and reasonable, and approved the financing commitment agreement.

On April 19, 2010, Mhalka Capital Investment Ltd. sold its shares of the Company’s common stock to 2238646 Ontario Inc., who entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. agreed to the remaining commitments of Mhalka Capital Investment Ltd. thereunder.  Under the terms and conditions of the financing commitment, we may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan as of the date of this Report.  The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues after the date of this Report.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities.  We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.  The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants.  If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by the entire Board, except for our audit committee, which handles the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.  Our audit committee consists of Alan Ralph, Donald Ziraldo and Stephen Knight.

The Board of Directors has analyzed the independence of each director and has determined that four of Loto’s seven directors, Alan Ralph, Donald Ziraldo, Todd Halpern, and Trevor Eyton, are independent under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2010, totaled $6,018.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2009, totaled $7,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2010, and which are not disclosed in “Audit Fees” above, were $NIL. The aggregate fees billed by Paritz & Company, P.A for audit related services for the period from inception (September 16, 2008) to May 31, 2009, and which are not disclosed in “Audit Fees” above, were $NIL.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2010, were $NIL.  The aggregate fees billed by Paritz & Company, P.A for tax compliance for the period from inception (September 16, 2008) to May 31, 2009, were $650.

All Other Fees

The aggregate fees billed for services other than those described above, for the year ended May 31, 2010, were $NIL.  The aggregate fees billed for services other than those described above, for the period from inception (September 16, 2008) to May 31, 2009, were $NIL.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company, P.A during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Financial Statements for the period from inception (September 16, 2008) to May 31, 2010.

Exhibit No.	Description of Exhibits

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

Exhibit 10.6
Share Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.7
Financing Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.8
Novation to Founders’ Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.9
Novation to Standby Commitment Letter, dated as of April 19, 2010, by and between the Company, Mhalka Capital Investments Ltd., 2238646 Ontario Inc. and 1476448 Ontario Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.10
Stock Purchase Agreement, dated as of April 19, 2010, by and between Mhalka Capital Investments Ltd. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.11
Promissory Note, dated as of April 19, 2010, issued by 2238646 Ontario Inc., incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 14.1	Loto Inc. Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTO INC.

By:	/s/ Stephen Knight
	Name:	Stephen Knight
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   September 13, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Knight
Name:	Stephen Knight
Title:	Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:	September 13, 2010

/s/ Gino Porco
Name:	Gino Porco
Title:	Director
Dated:	September 13, 2010

/s/ Trevor Eyton
Name:	Trevor Eyton
Title:	Director
Dated:	September 13, 2010

/s/ Donald Ziraldo
Name:	Donald Ziraldo
Title:	Director
Dated:	September 13, 2010

/s/ Randy Barrs
Name:	Randy Barrs
Title:	Director
Dated:	September 13, 2010

/s/ Alan Ralph
Name:	Alan Ralph
Title:	Director
Dated:	September 13, 2010

/s/ Todd Halpern
Name:	Todd Halpern
Title:	Director
Dated:	September 13, 2010

Exhibit Index

Exhibit No.	Description of Exhibits

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

Exhibit 10.6
Share Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.7
Financing Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.8
Novation to Founders’ Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.9
Novation to Standby Commitment Letter, dated as of April 19, 2010, by and between the Company, Mhalka Capital Investments Ltd., 2238646 Ontario Inc. and 1476448 Ontario Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.10
Stock Purchase Agreement, dated as of April 19, 2010, by and between Mhalka Capital Investments Ltd. and 2238646 Ontario Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 10.11
Promissory Note, dated as of April 19, 2010, issued by 2238646 Ontario Inc., incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Exhibit 14.1	Loto Inc. Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.