Form 10-Q
period 2010-08-31
Loto Inc.
filed 2010-10-20
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 14, 2010, the Issuer had 55,545,926 shares of its Common Stock outstanding.

PART I                                FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	August 31, 2010 UNAUDITED	May 31, 2010 AUDITED
CURRENT ASSETS:
Cash	$45,651	$309,018
Prepaid rent	8,119	8,119
GST Receivable	42,387	29,827

TOTAL CURRENT ASSETS	96,157	346,964

Capital assets, at cost	31,060	31,060
Accumulated amortization	(9,095)	(7,332)
Net capital assets	21,965	23,728

TOTAL ASSETS	$118,122	$370,692

LIABILITIES and STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES:
Accrued liabilities (Note 3)	$42,693	$49,505
Standby loan (Note 4)	431,522	425,931
Due to stockholder	191	191

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	474,406	475,627

STOCKHOLDERS' (DEFICIENCY):
Common stock, par value $0.0001 (note 5)
100,000,000 shares authorized
54,772,963 issued and outstanding (54,572,963 at May 31, 2010)	5,477	5,457
Additional paid-in capital	1,173,957	1,023,977
Other comprehensive gain / (loss)	3,210	(598)
Deficit accumulated during development stage	(1,538,928)	(1,133,771)

TOTAL STOCKHOLDERS' (DEFICIENCY)	$(356,284)	$(104,935)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$118,122	$370,962

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended August 31, 2010 UNAUDITED	For the Three Months Ended August 31, 2009 UNAUDITED	From Inception (September 16, 2008) to August 31, 2010 UNAUDITED

REVENUE	$-	$-	$-

EXPENSES
General and administrative expenses	399,566	211,083	1,520,636
OPERATING LOSS	399,566	211,083	1,520,636

OTHER EXPENSE
Interest Expense	5,591	345	18,292

NET LOSS FOR THE PERIOD	$(405,157)	$(211,428)	$(1,538,928)

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	54,662,093	40,000,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO AUGUST 31, 2010
UNAUDITED

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)		9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares (Note 8)	(1,000,000)	(100)				(100)

Sale of shares (Note 7)	572,963	57	859,386			859,443

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					3,808	3,808

Issuance of shares to Small Cap Consulting GMBH (Note 5)	200,000	20	149,980			150,000

Net loss				(405,157)		(405,157)

BALANCE - AUGUST 31, 2010	54,772,963	5,477	1,173,957	(1,538,928)	3,210	(356,284)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009	From Inception (September 16, 2008) to August 31, 2010
OPERATING ACTIVITIES:
Net loss for the period	(405,157)	(211,428)	(1,538,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,763	750	9,095
Common stock issued for services	150,000	-	150,000
Interest expensed but not paid	5,591	345	5,591
Changes in operating assets and liabilities:
Prepaid rent	-	(23,158)	(8,119)
Other current assets	(12,560)	(4,939)	(42,387)
Accrued liabilities	(6,812)	12,805	42,693

NET CASH USED IN OPERATING ACTIVITIES	(267,175)	(225,625)	(1,382,055)

INVESTING ACTIVITIES:
Acquisition of capital assets	-	(24,927)	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	(24,927)	(31,060)

FINANCING ACTIVITIES:
Proceeds from loan	-	100,000	425,931
Deposit for stock subscription	-	150,000	150,000
Issuance (net of redemption) of common stock	-	-	879,434
Proceeds from stockholder loan	-	-	191

NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	250,000	1,455,556

Effect of exchange rates on cash	3,808	(3,095)	3,210

(DECREASE) INCREASE IN CASH	(263,367)	(3,647)	45,651

CASH - BEGINNING OF PERIOD	309,018	169,203	0

CASH - END OF PERIOD	45,651	165,556	45,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES
Deposit applied to stock subscription	-	150,000	150,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with its wholly-owned subsidiary Mobilotto systems, Inc. (“Mobilotto”), are development stage companies. The Company is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the Company’s intention to operate or license software applications with governments and other lottery operators as the primary source of revenue. There is no intention to become a lottery operator. The mobile lottery software application has not yet been sold to any lottery operator, and no revenues have yet been generated from the technology.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Loto Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiary, Mobilotto Systems, Inc., which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholder of Mobilotto contributed all of the outstanding equity interest in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board. Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been made and are of a normal, recurring nature. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010 included in the Company’s 10-K report.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $1,538,928 as of August 31, 2010 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3– ACCRUED LIABILITIES

Accrued expenses totalled $42,693 and included the following. Payments due for programming work performed $4,900, accrued legal expenses $14,894, accrued audit expenses $13,500 and consulting payable $9,399.

NOTE 4 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide the necessary funding up to $1,500,000 if we are unable to obtain third-party financing (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. agreed to the remaining commitments of Mhalka Capital Investment Ltd. under the August 3, 2009, standby financing commitment.   Loto may draw on the standby financing commitment in accordance with operating requirements as set forth in the business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company, which are derived from the issuance of any equity securities and Company gross revenues. Draws on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts become repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. Loto will give the lenders customary representations and warranties regarding the good standing of the Company and status of progress in respect of the business plan prior to each draw on the commitment amount, and Loto will provide certifications and covenants regarding use of the proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies. The lenders will not be required to make any loans under the standby financing commitment to Loto if the Company is unable to make the representations, warranties, certifications or covenants, or if Loto is in breach of any previously given representations, warranties, certifications or covenants. If Loto breaches any of the covenants, the default rate will be 15% per annum. As at August 31, 2010, $349,133 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $82,389 including accrued interest. This loan is subject to the same interest and repayment terms as the other standby loans.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

On May 13, 2009 the two co-founders of Loto entered into a Founders’ Agreement with each other and the company. Mhalka Capital Investments Limited was issued 20,000,000 shares of Loto restricted common stock in exchange for contributing $20,000 to Loto. On the same date, A Few Brilliant Minds Inc. was issued 20,000,000 shares of Loto restricted common stock in exchange for all of the equity interests of Mobilotto Systems, Inc. which became a wholly-owned subsidiary of Loto.

In July of 2010, the Company issued 200,000 shares of the Company’s common stock to a consulting company in consideration for assistance in listing on the Berlin Stock Exchange. The shares were valued at $0.75 per share, the effective last sales price of the Company’s common stock.

On June 4, 2009, Loto amended its certificate of incorporation to change its par value from $.001 per share to $.0001 per share. Retroactive effect has been given to the above in the accompanying statement of stockholders’ equity.

NOTE 6 – SALE OF LOTO STOCK

On April 19, 2010, Mhalka Capital Investment Ltd. sold its shares of the Company’s common stock to 2238646 Ontario Inc.  Mr. Randall Barrs, a director of the Company, is the sole officer, director and shareholder of 2238646 Ontario Inc.

NOTE 7 – STOCK OPTION GRANTS

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

NOTE 8 – CONTINGENT CANCELLATION OF SHARES OF COMMON STOCK

The Company intends to sell up to 8,000,000 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated there under.  In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively. In anticipation of the sale of common stock, A Few Brilliant Minds Inc. and 2238646 Ontario Inc. both cancelled 500,000 common shares even though there is no assurance that the Company will be able to sell its common stock.

NOTE 9 – SUBSEQUENT EVENT

Sales of Shares of Common Stock

Between August 2009 and May 2010, we sold an aggregate of 572,963 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. On September 1, 2010, we determined that it is in the Company’s best interests to sell additional shares at a purchase price of $.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The aggregate number of shares sold and issued pursuant to previous sales of our common stock was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

In addition, on September 22, 2010, the Company sold an additional 200,000 shares of the Company’s common stock for a purchase price of $150,000.

Standby Loan

The drawdown period for the Standby Loan terminated as of September 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Our performance or achievements, or industry results, may differ materially from those contemplated by such forward-looking statements.

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

Critical Accounting Policies and Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

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

Assets and Liabilities

As of August 31, 2010, the Company had total Assets of $118,122, including total current assets of $96,157. This represented a decline from May 31, 2010, at which time the Company’s total assets were $370,692, including total current assets of $346,964. The Company’s total liabilities declined slightly, from $475,627 at May 31, 2010 to $474,406 at August 31, 2010. The Company’s current liabilities as of August 31, 2010 included $42,693 of accrued legal, audit, consulting and programming expenses.

Liquidity and Capital Resources

As of August 31, 2010, the Company had $45,651 in cash. As a development stage company, we have limited capital and limited operating resources. As of August 31, 2010, we raised $1,029,434 under the terms of our co-founders’ agreements and our Series A private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products. On September 22, 2010 we sold 200,000 shares of restricted common stock in a private placement for $150,000.

The cash now in the Company’s bank accounts will be sufficient to maintain our operations for approximately two months from the date of this Report. We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), repayment of amounts due under our Standby Loan Agreements and initiating full rollout of our products to our target markets over the next twelve months will be approximately $5,000,000. We expect to need additional amounts of funding commencing one month from the date of this Report in order to expand our operations.

Two of our current shareholders, 2238646 Ontario Inc. and 1476448 Ontario Inc. are parties to a standby financing commitment with our Company under which they agreed to provide the necessary funding up to $1,500,000 if we are unable to obtain revenues or other third-party financing (the “Standby Loan”). This Standby Loan was originally made by Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., however, 2238646 Ontario Inc. replaced Mhalka Capital Investments Ltd.  The drawdown period for the Standby Loan terminated as of September 30, 2010.  After such date, 2238646 Ontario Inc. and 1476448 Ontario Inc. may require the repayment of loans made thereunder upon thirty days notice. As of the date of this filing, the Company has received no notice or demand for the repayment of the Standby Loan.

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

Results of Operations for the Three Months Ended August 31, 2010 and August 31, 2009

Income

We are a development stage company and as of August 31, 2010 there were no contracts in place and no revenue has been received.  We do not expect that revenue will be realized until mid-2011. We have concentrated our efforts on developing our business strategy, defining our product, building demonstration games, and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended August 31, 2010, we incurred $405,157 in total operating expenses. This was an increase from the period ended August 31, 2009, during which we incurred expenses of $211,428 in total operating expenses. Since the Company’s inception on September 16, 2008, expenses have totaled $1,538,928.

During the three months ended August 31, 2010, salaries expense was $127,637 for the quarter, and comprised payments to the President, the Chief Technology Officer, the Chief Information Officer, the Director of Sales & Marketing, and an administrative assistant. During the three months ended August 31, 2009, salaries expense was $103,979, and comprised payments to the President, the Chief Information Officer and the Director of Sales & Marketing.

In July 2010, the Company issued 200,000 shares of the Company’s common stock in consideration for assistance in listing on the Berlin Stock Exchange. This $150,000 non-cash expense was recognized at $0.75 per share.

Legal and accounting fees of $28,351 were incurred for the three months ended August 31, 2010, for the creation of all required public company filings, audited financial statements, internal corporate needs, and reporting conformance, as well as for trademark and patent applications. This was a decline from the three months ended August 31, 2009, in which legal and accounting fees of $50,302 were incurred.

Marketing expenses of $4,277 for the three months ended August 31, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP’s. Marketing expenses of $12,238 for the three months ended August 31, 2009 were incurred in the creation and printing of investor information and product information.

During the three months ended August 31, 2010, rent and office expenses of $27,315 were incurred for the head office of the company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario. During the three months ended August 31, 2009 rent and office expenses were $17,164.

Systems development expenses of $34,207 for the three months ended August 31, 2010 were incurred for the creation, modification, and maintenance of game demonstrations, as well as furtherance of defining the carrier-grade product that has yet to be built. Systems development expenses of $10,124 for the three months ended August 31, 2009 were incurred for the creation, modification, and maintenance of game demonstrations.

Interest expense accrued on the Standby Loans was $5,591 for the three months ended August 31, 2010, which was an increase from $345 for the three months ended August 31, 2009.

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

4. As opportunities arise, partner with existing suppliers of games to lottery operators in order to mobilize existing lottery games.

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

8. Proactively communicate and present our product and brand to prospective lottery operators, and understand their needs for new sources of revenue.

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

2. Review each geographical region to justify the development of a mobile gaming environment. Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and operators who express an interest in our product and service.

3. On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Loto products.  Currently, opportunities appear to be strong in Canada, Mexico, Southeast Asia, and Europe.  Also, the U.S. may become a market for Loto should existing restrictions on internet lottery be changed, or Loto’s geo-locational restrictions be confirmed.

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

Working Capital

We do not have in-place working capital to fund normal business activities. During the period covered by this Report, we had the ability to draw on the Standby Loan. We are actively seeking additional financing.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of February 2011 at a rate that approximates $8,200 per month.

Warrants

As of August 31, 2010, we had no outstanding warrants.

Common Stock

As of August 31, 2010, there were 54,772,963 shares issued and outstanding, of which 43,772,963 were restricted from trading.

Employees

During the period covered by this Report we had five full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration. These include Stephen Knight (President and Chief Executive Officer), Stephen Baker (Chief Technology Officer), Drew Deyell (Chief Information Officer), Jeff O’Connor (Vice President of Sales and Marketing), and Brandice Triolet (Director of Human Resources and Administration).  In late September, Drew Deyell resigned, and his duties are now handled by Shahzad Muhammad (Director of Technology Development).

We expect to hire additional full time employees in the coming year as necessities dictate.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Between August 2009 and May 2010, we sold an aggregate of 572,963 shares of our restricted common stock in a private placement to thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and the exemption from registration provided by Regulation S. On September 1, 2010, we determined that it is in the Company’s best interests to sell additional shares at a purchase price of $0.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The aggregate number of shares sold and issued pursuant to previous sales of our common stock was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

In addition, on September 22, 2010, the Company sold an additional 200,000 shares of the Company’s common stock for a purchase price of $150,000, which were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the exemption from registration provided by Regulation S.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of August 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July of 2010, the Company issued 200,000 shares of the Company’s common stock to a consulting company in consideration for assistance in listing on the Berlin Stock Exchange. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the exemption from registration provided by Regulation S.

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

Dated:       October 20, 2010