Form 10-Q
period 2010-11-30
Loto Inc.
filed 2011-01-13
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 10, 2011, the Issuer had 55,533,334 shares of its Common Stock outstanding.

PART I                  FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	November 30,
	2010	May 31, 2010
	UNAUDITED	AUDITED
CURRENT ASSETS:
Cash	$795,604	$309,018
Prepaid rent	8,119	8,119
Receivables (Note 3)	87,712	29,827

TOTAL CURRENT ASSETS	891,435	346,964

Capital assets, at cost	31,060	31,060
Accumulated amortization	(12,378)	(7,332)
Net capital assets	18,682	23,728

TOTAL ASSETS	$910,117	$370,692

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accrued liabilities (Note 4)	$80,031	$49,505
Standby loan (Note 5)	437,186	425,931
Due to stockholder	312	191

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	517,529	475,627

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, par value $0.0001 (note 6)
100,000,000 shares authorized
55,533,334 issued and outstanding (54,572,963 at May 31, 2010)	5,553	5,457
Additional paid-in capital	2,223,760	1,023,977
Other comprehensive gain / (loss)	5,390	(598)
Deficit accumulated during development stage	(1,842,115)	(1,133,771)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$392,588	$(104,935)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$910,117	$370,692

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	Inception (Sept.
	Months Ended	Months Ended	Months Ended	Months Ended	16, 2008) to Nov.
	November 30,	November 30,	November 30,	November 30,	30, 2010
	2010 UNAUDITED	2009 UNAUDITED	2010 UNAUDITED	2009 UNAUDITED	UNAUDITED

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative expenses	297,522	358,164	697,090	569,239	1,820,391
OPERATING LOSS	297,522	358,164	697,090	569,239	1,820,391

OTHER EXPENSE
Interest Expense	5,664	581	11,254	934	21,724

NET LOSS FOR THE PERIOD	$(303,186)	$(358,745)	$(708,344)	$(570,173)	$(1,842,115)

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	55,251,181	40,000,000	54,767,328	40,000,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION TO NOVEMBER 30, 2010

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)		9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares (Note 8)	(1,000,000)	(100)				(100)

Sale of shares (Note 6)	572,963	57	859,386			859,443

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					5,988	5,988

Issuance of shares to Small Cap Consulting GMBH (Note 6)	200,000	20	149,980			150,000

Sale of shares (Note 6)	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares (Note 8)	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders (Note 6)	572,963	57	(57)			0

Net loss				(708,344)		(708,344)

BALANCE - November 30, 2010	55,533,334	5,553	2,223,760	(1,842,115)	5,390	392,588

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITIED

	For the Six Months Ended November 30, 2010	For the Six Months Ended November 30, 2009	Inception (September 16, 2008) to November 30, 2010

OPERATING ACTIVITIES:
Net loss for the period	(708,344)	(570,173)	(1,842,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,046	2,774	12,378
Common stock issued for services	150,000	-	150,000
Interest expensed but not paid	11,254	-	11,254
Changes in operating assets and liabilities:
Prepaid rent	-	(8,119)	(8,119)
Receivables	(57,884)	(15,684)	(87,711)
Accrued liabilities	30,526	80,426	80,031

NET CASH USED IN OPERATING ACTIVITIES	(569,402)	(510,776)	(1,684,282)

INVESTING ACTIVITIES:
Acquisition of capital assets	-	(24,927)	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	(24,927)	(31,060)

FINANCING ACTIVITIES:
Proceeds from loan	-	150,927	425,931
Deposit for stock subscription	-	100,000	150,000
Issuance (net of redemption) of common stock	1,050,000	150,000	1,929,434
Proceeds from stockholder loan	-	-	191

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,050,000	400,927	2,505,556

Effect of exchange rates on cash	5,988	(3,683)	5,390

(DECREASE) INCREASE IN CASH	486,586	(138,459)	795,604

CASH - BEGINNING OF PERIOD	309,018	169,203	0

CASH - END OF PERIOD	795,604	30,744	795,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES
Deposit applied to stock subscription	-	150,000	150,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

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

Since inception the Company has been engaged in organizational activities, has been developing its business model and software, and marketing its product to lottery operators, but has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board.   Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been made and are of a normal, recurring nature. Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010 included in the Company’s 10-K report.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $1,842,115 as of November 30, 2010 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3– RECEIVABLES

The Company’s receivables as of November 30, 2010 totalled $87,712, which included $50,739 in goods and service tax receivable as well as a receivable of $36,973 for specific development monies expended. The Company will receive a contribution of up to 75% of monies expended to a maximum payment of $43,344 from the National Research Council of Canada Industrial Research Assistance Program.

NOTE 4– ACCRUED LIABILITIES

As of November 30, 2010, the Company’s accrued expenses totalled $80,031 and included the following: payments due for programming work performed of $31,302; accrued legal expenses of $19,687; accrued audit expenses of $3,000; accrued communication expenses of $1,800; and consulting payable of $24,242.

NOTE 5 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide funding if Loto was unable to obtain third-party financing (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. If Loto breaches any of the covenants, the default rate will be 15% per annum. The standby financing commitment expired on September 30, 2010. As at November 30, 2010, $353,715, including accrued interest, was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $83,471 through November 30, 2010, including accrued interest. This loan is subject to the same interest and repayment terms as the other standby loans.

The Company has received no notice for repayment of the Standby Loan.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

On June 4, 2009, Loto amended its certificate of incorporation to change its par value from $.001 per share to $.0001 per share. Retroactive effect has been given to such amendment in the accompanying statement of stockholders’ equity.

In July 2010, the Company issued 200,000 shares of the Company’s common stock to a consulting company in consideration for assistance in listing on the Berlin Stock Exchange.  The shares were valued at $0.75 per share, the effective last sales price of the Company’s common stock.

Between August 2009 and May 2010, the Company sold an aggregate of 572,963 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. On September 1, 2010, the Board of Directors determined that it was in the Company’s best interests to sell additional shares at a purchase price of $.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The aggregate number of shares sold and issued pursuant to previous sales of our common stock was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

During the six months ended November 30, 2010, the Company sold 1,400,000 shares of common stock at a price of $0.75 per share for a total purchase price of $1,050,000.

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

NOTE 8 – CONTINGENT CANCELLATION OF SHARES OF COMMON STOCK

The Company intends to sell up to 8,000,000 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated there under.  In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively. In total, A Few Brilliant Minds Inc. and 2238646 Ontario Inc. have cancelled 2,212,592 common shares.

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

As of the date of this Report, our mobile lottery software application has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have developed working demonstrations of our lottery application (which is operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series), as well as a scratch card game which is operating on Android devices. Our current lottery demonstration model of our software includes three of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking and lottery number authorization. The three components remaining to be developed on the demonstrations include player registration, financial settlement and player messaging functions.

We are currently in the final stages of hiring appropriate internal resources and selecting external vendors in order to complete the development of the core lottery product.

The continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Assets and Liabilities

As of November 30, 2010, the Company had total Assets of $910,117, including total current assets of $891,435.  This represented a significant increase from May 31, 2010, at which time the Company’s total assets were $370,692, including total current assets of $346,964. The increase is attributed to the sale of 1,400,000 shares of common stock for gross proceeds of $1,050,000. The Company’s total liabilities increased slightly, from $475,627 at May 31, 2010 to $517,529 at November 30, 2010.  The Company’s current liabilities as of November 30, 2010 included $437,186 in standby loans payable and accrued expenses totaling $80,031 for accrued legal, audit, consulting, communication and programming expenses.

Liquidity and Capital Resources

As of November 30, 2010, the Company had $795,604 in cash. As a development stage company, we have limited capital and limited operating resources. During the six-month period, we raised $1,050,000 under the terms of our co-founders’ agreements and our Series A private placements of restricted common stock.

We estimate that the cash currently in the Company’s bank accounts will be sufficient to further the development of our application and to maintain our operations for approximately five months from the date of this Report. We expect to need additional amounts of funding commencing five months from the date of this Report.

We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), repayment of amounts due under our Standby Loan Agreements and initiating full rollout of our products to our target markets over the next twelve months will be approximately $4,000,000.

Three of our current shareholders are parties to a standby financing commitment with our Company under which they have loaned the Company $437,186 including interest. On September 30, 2010, the Standby Loan expired pursuant to its terms. After such date, the shareholders may require the repayment of loans made there under upon thirty days notice.  As of the date of this filing, the Company has not received a notice or demand for the repayment of the Standby Loans.

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

Results of Operations for the Three and Six Months Ended November 30, 2010 and November 30, 2009

Income

We are a development stage company and as of November 30, 2010 there were no contracts in place and no revenue has been earned.  We do not expect that revenue will be realized until mid to late 2011.  We have concentrated our efforts on developing our business strategy, defining our product, building demonstration games, direct marketing to lottery operators, and obtaining financing.  We have working models ready for demonstration and we continue to market our product and capabilities nationally and internationally.  Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended November 30, 2010, we incurred $297,522 in total operating expenses.  This was a decrease from the period ended November 30, 2009, during which we incurred total operating expenses of $358,164.

During the three months ended November 30, 2010, salary expense was $100,317, and comprised payments to the President and CFO, the Chief Information Officer, the Vice President of Sales & Marketing, the Development Director, our Director of Human Resources and Administration, and our Creative Director.  Salary expense for the three months ended November 30, 2009 was $133,751. The decrease was due to the departure of the Director of Sales & Marketing which was partially offset by the addition of the Development Director.

Legal and accounting fees of $57,131 were incurred for the three months ended November 30, 2010, for the creation of all required public company filings, quarterly statement reviews, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.  This was an increase from the three months ended November 30, 2009, in which legal and accounting fees of $52,520 were incurred.

Marketing expenses of $2,416 for the three months ended November 30, 2010 were incurred in the creation and printing of investor information and product information.  Marketing expenses of $19,753 for the three months ended November 30, 2009 were incurred in the creation and printing of investor information and product information and a display booth that is used at lottery industry trade shows.

During the three months ended November 30, 2010, rent and office expenses of $23,460 were incurred for the head office of the company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.  During the three months ended November 30, 2009 rent and office expenses were $35,507.

Systems development expenses of $56,155 for the three months ended November 30, 2010 were incurred for the creation, modification, and maintenance of game demonstrations, as well as final scoping of the development work. Systems development expenses of $30,854 for the three months ended November 30, 2009 were incurred for the creation, modification, and maintenance of game demonstrations.

Interest expense accrued on the Standby Loans was $5,664 for the three months ended November 30, 2010, which was an increase from $581 for the three months ended November 30, 2009 due to higher borrowing.

During the six months ended November 30, 2010, we incurred $697,090 in total operating expenses.  This was an increase from the period ended November 30, 2009, during which we incurred total operating expenses of $569,239.

During the six months ended November 30, 2010, salary expense was $218,555, and comprised payments to the President and CFO, the Chief Information Officer, the Director of Development, the Vice President of Sales & Marketing, our Director of Human Resources and Administration, and our Creative Director.  Salary expense for the six months ended November 30, 2009 was $237,731.

Legal and accounting fees of $85,482 were incurred for the six months ended November 30, 2010, for the creation of all required public company filings, quarterly statement reviews, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.  This was a decline from the six months ended November 30, 2009, in which legal and accounting fees of $102,822 were incurred.

Consulting expense for the six months ended November 30, 2010 totaled $177,552 and included a $150,000 non cash expense for the issuance of 200,000 shares of the Company’s common stock in consideration for assistance in listing on the Frankfurt Stock Exchange. There were no consulting expenses during the six months ended November 30, 2009.

Marketing expenses of $5,475 for the six months ended November 30, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP’s.  Marketing expenses of $31,991for six three months ended November 30, 2009 were incurred in the creation and printing of investor information and product information and a display booth that is used at lottery industry trade shows.

During the six months ended November 30, 2010, rent and office expenses of $50,774 were incurred for the head office of the company, which is located at Suite 460, 20 Toronto Street in Toronto Ontario.  During the six months ended November 30, 2009 rent and office expenses were $54,671.

Systems development expenses of $90,363 for the six months ended November 30, 2010 were incurred for the creation, modification, and maintenance of game demonstrations, as well as the final scoping of the development work. Systems development expenses of $40,978 for the six months ended November 30, 2009 were incurred for the creation, modification, and maintenance of game demonstrations.

Interest expense accrued on the Standby Loans was $11,254 for the six months ended November 30, 2010, which was an increase from $934 for the six months ended November 30, 2009.

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

Working Capital

We have working capital in-place to fund systems development work and normal business activities for approximately five months.  We will continue to actively seek additional financing.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of February 2011 at a rate that approximates $8,200 per month.

Warrants

As of November 30, 2010, we had no outstanding warrants.

Common Stock

As of November 30, 2010, the Company had 55,533,334 shares issued and outstanding, of which 44,533,334 were restricted from trading.

Employees

As at November 30, 2010 we had six full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration. These include our President, Chief Executive Officer and CFO, our Chief Technology Officer, our Director of Development, our Vice President of Sales and Marketing, our Director of Human Resources and Administration, and our Creative Director.

We expect to hire additional full time employees in the coming year as necessities dictate.

We have engaged consultants for accounting and legal services.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

None

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of November 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between August 2009 and May 2010, the Company sold an aggregate of 572,963 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. On September 1, 2010, the Board of Directors determined that it was in the Company’s best interests to sell additional shares at a purchase price of $.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The aggregate number of shares sold and issued pursuant to previous sales of our common stock was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

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

Dated:       January 13, 2011