Form 10-Q
period 2011-02-28
Loto Inc.
filed 2011-04-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 11, 2011, the Issuer had 55,333,334 shares of its Common Stock outstanding.

PART I                                FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	February 28, 2011 UNAUDITED	May 31, 2010 AUDITED
CURRENT ASSETS:
Cash	$531,513	$309,018
Prepaid rent	10,836	8,119
Receivables (Note 3)	95,685	29,827

TOTAL CURRENT ASSETS	638,034	346,964

Capital assets, at cost	31,060	31,060
Accumulated amortization	(15,150)	(7,332)
Net capital assets	15,910	23,728

TOTAL ASSETS	$653,944	$370,692

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accrued liabilities (Note 4)	$86,873	$49,505
Standby loan (Note 5)	442,924	425,931
Due to stockholder	312	191

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	530,109	475,627

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, par value $0.0001 (note 6)
100,000,000 shares authorized
55,333,334 issued and outstanding (54,572,963 at May 31, 2010)	5,533	5,457
Additional paid-in capital	2,073,780	1,023,977
Other comprehensive gain / (loss)	10,033	(598)
Deficit accumulated during development stage	(1,965,511)	(1,133,771)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$123,835	$(104,935)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$653,944	$370,692

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended February 28, 2011 UNAUDITED	For the Three Months Ended February 28, 2010 UNAUDITED	For the Nine Months Ended February 28, 2011 UNAUDITED	For the Nine Months Ended February 28, 2010 UNAUDITED	Inception (Sept. 16, 2008) to Feb. 28, 2011 UNAUDITED

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative expenses	267,658	236,931	964,748	806,171	2,085,818
Cancellation of stock issued for services	(150,000)		(150,000)		(150,000)
OPERATING LOSS	117,658	236,931	814,748	806,171	1,935,818

OTHER EXPENSE
Interest Expense	5,738	3,299	16,992	4,232	29,693

NET LOSS FOR THE PERIOD	$(123,396)	$(240,230)	$(831,740)	$(810,403)	$(1,965,511)

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	55,477,778	55,000,000	55,141,289	43,750,000

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Compnay)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO FEBRUARY 28, 2011
UNAUDITIED

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)		9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares (Note 8)	(1,000,000)	(100)				(100)

Sale of shares (Note 6)	572,963	57	859,386			859,443

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					10,631	10,631

Issuance of shares for Consulting services (Note 6)	200,000	20	149,980			150,000

Sale of shares (Note 6)	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares (Note 8)	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders (Note 6)	572,963	57	(57)			0

Cancellation of shares issued for Consulting services (Note 6)	(200,000)	(20)	(149,980)			(150,000)

Net loss				(831,740)		(831,740)

BALANCE - February 28, 2011	55,333,334	5,533	2,073,780	(1,965,511)	10,033	123,835

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITIED

	For the Nine Months Ended February, 2011	For the Nine Months Ended February 28, 2010	Inception September 16, 2008 to February 28, 2011

OPERATING ACTIVITIES:
Net loss for the period	(831,740)	(810,403)	(1,965,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,818	4,797	15,150
Common stock issued for services	150,000	-	150,000
Cancellation of Common stock issued for services	(150,000)		(150,000)
Interest expensed but not paid	16,993	-	16,993
Changes in operating assets and liabilities:
Prepaid rent	(2,717)	(8,119)	(10,836)
Receivables	(65,858)	(23,277)	(95,685)
Accrued liabilities	37,368	104,510	86,873

NET CASH USED IN OPERATING ACTIVITIES	(838,136)	(732,492)	(1,953,016)

INVESTING ACTIVITIES:
Acquisition of capital assets	-	(24,927)	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	(24,927)	(31,060)

FINANCING ACTIVITIES:
Proceeds from loan	-	342,595	425,931
Deposit for stock subscription	-	100,000	150,000
Issuance (net of redemption) of common stock	1,050,000	150,000	1,929,434
Proceeds from stockholder loan	-	-	191

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,050,000	592,595	2,505,556

Effect of exchange rates on cash	10,631	(4,474)	10,033

(DECREASE) INCREASE IN CASH	222,495	(169,298)	531,513

CASH - BEGINNING OF PERIOD	309,018	169,203	0

CASH - END OF PERIOD	531,513	(95)	531,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES
Deposit applied to stock subscription	-	150,000	-

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

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

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the 10-K report for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been made and are of a normal, recurring nature. Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010 included in the Company’s 10-K report.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $1,965,511 as of February 28, 2011 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3– RECEIVABLES

Receivables totalled $95,685 and included $68,224 in goods & service tax receivable as well as a receivable of $27,461 for specific development monies expended. The Company will receive a contribution of up to 75% of monies expended to a maximum payment of $43,344 from the National Research Council of Canada Industrial Research Assistance Program.

NOTE 4– ACCRUED LIABILITIES

Accrued expenses totalled $86,873 and included the following: payments due for consulting $54,848, programming fees $10,530; listing fees $5,600; legal expenses $4,291; audit expenses $3,000; communication expenses $1,909; and other payables $6,695.

NOTE 5 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide funding if Loto was unable to obtain third-party financing (the “Standby Loan”). On September 30, 2010 the standby financing commitment expired pursuant to its terms. On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable on demand.  If Loto breaches any of the covenants, the default rate will be 15% per annum.  The Standby Financing Commitment expired on September 30, 2010 and no demand for repayment has been received.  As of February 28, 2011, $358,357 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $84,567 including accrued interest. This loan is subject to the same interest and repayment terms as the other standby loans.

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

In July 2010, the Company issued 200,000 shares of the Company’s common stock to a consulting company in consideration for assistance in listing on the Frankfurt Stock Exchange.  The shares were valued at $0.75 per share, the effective last sales price of the Company’s common stock. On February 3, 2011, the consulting company agreed to return the 200,000 shares to the Company as a result of its inability to perform all of the services contracted.

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

During October and November 2010, the Company sold 1,400,000 shares of common stock at a price of $0.75 per share for a total purchase price of $1,050,000.

Effective November 30, 2010 pursuant to an agreement to cancel common shares (see Note 8) two founding shareholders cancelled a total of 1,212,592 common shares.

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

NOTE 9 – COMMITMENTS

The Company is obligated under a lease for office space. The minimum payments due are as follows:

2011 - 42,364
2012 – 72,624
2013 – 66,572

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OFOPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act; the Company is ineligible to rely on these safe harbor provisions.

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

We are a development stage company. We are developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Our proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to license our software application to governments and other lottery operators as our primary source of revenue. We do not intend to become a lottery operator. During the foreseeable future, we expect to pursue our business outside of the United States. Our business plan calls for launching our mobile lottery application in the target markets of Canada, Mexico, South America, Asia, Africa, and Europe.

As of the date of this Report, our mobile lottery software application has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have developed working demonstrations of our lottery and sports betting application (which is operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series), as well as a scratch card game that is operating on Android devices. Our current lottery demonstration model of our software includes three of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking and lottery number authorization. The three components remaining to be developed on the demonstrations include player registration, financial settlement and player messaging functions.

We have hired appropriate internal resources and have selected two external vendors in order to complete the development of the core SMS and application lottery product.

The continuing development of our software application and the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Assets and Liabilities

As of February 28, 2011, the Company had total assets of $653,944, including total current assets of $638,034.  This represents a significant increase from May 31, 2010, at which time the Company’s total assets were $370,692, including total current assets of $346,964. The increase is attributed to proceeds of $1,050,000 from the sale of shares of common stock in October and November 2010. The Company’s total liabilities increased from $475,627 at May 31, 2010 to $530,109 at February 28, 2011.  The Company’s current liabilities included $442,924 in standby loans payable and accrued expenses totaling $86,873 primarily related to accrued legal, audit, consulting, communication, listing fees, and programming payables.

Liquidity and Capital Resources

As of February 28, 2011, the Company had $531,513 in cash. As a development stage company, we have limited capital and limited operating resources. During the nine-month period ended February 28, 2011, we raised $1,050,000 under the terms of our Series A private placements of restricted common stock.

We estimate that the cash currently in the Company’s bank accounts will be sufficient to further the development of our application and to maintain our operations for approximately two months from the date of this Report. We expect to need additional amounts of funding commencing two months from the date of this Report.

We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system, repayment of amounts due under our Standby Loan Agreements and initiating full rollout of our products to our target markets over the next twelve months will be approximately $2,000,000.

Three of our current shareholders are parties to a standby financing commitment with our Company under which they have loaned the Company $442,924 including interest. On September 30, 2010, the Standby Loan expired pursuant to its terms. After such date, the shareholders may require the repayment of loans made there under upon thirty days notice.  As of the date of this filing, the Company has not received a notice or demand for the repayment of the Standby Loans.

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

Results of Operations for the Three Months Ended February 28, 2011 and February 28, 2010

Income

We are a development stage company and as of February 28, 2011 there were no revenue-producing contracts in place and no revenue has been earned.  We do not expect that revenue will be realized until late 2011.  We have concentrated our efforts on developing our business strategy, defining our product, building demonstration games, direct marketing to lottery operators, and obtaining financing.  We have working models ready for demonstration and we continue to market our product and capabilities nationally and internationally.  Our mobile lottery software application has not yet been utilized by any lottery operator and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended February 28, 2011, we incurred $123,396 in total operating expenses.  This was a decrease from the period ended February 28, 2010, during which we incurred total operating expenses of $240,230.

During the three months ended February 28, 2011, salary expense was $97,263, and comprised payments to the President and CFO, the Vice President of Sales & Marketing, our Director of Human Resources and Administration, our US advisor, and one of our founders.  Salary expense for the three months ended February 28, 2010 was $77,152. The Increase was due to the addition of our founder and US advisor.

Legal and accounting fees of $18,612 were incurred for the three months ended February 28, 2011, for the creation of all required public company filings, quarterly statement reviews, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.  This was a significant decline from the three months ended February 28, 2010, in which legal and accounting fees of $38,950 were incurred.

Marketing expenses of $1,563 for the three months ended February 28, 2011 were incurred in the creation and printing of investor information and product information.  Marketing expenses of $2,231 for the three months ended February 28, 2010 were incurred for the printing of investor information and press releases.

During the three months ended February 28, 2011, rent and office expenses of $19,407 were incurred for the head office of the Company. The head office was relocated in February and the Company signed a new 33 month lease. During the three months ended February 28, 2010 rent and office expenses were $25,324.

Systems development expenses of $74,936 for the three months ended February 28, 2011 were incurred for the creation, modification, and maintenance of game demonstrations, as well as scoping and development of the core gaming systems. We also completed the work on the geo-location module, which commenced last year.  Systems development expenses of $39,894 for the three months ended February 28, 2010 were incurred for the creation, modification, and maintenance of initial game demonstrations.

Consulting expense was a net credit of ($140,095). Consulting fees for the quarter totaled $9,005 that was incurred for the completion of a Canadian lottery operator request for information. The Company also reversed a $150,000 non cash expense for the issuance of 200,000 shares of the Company’s common stock that were issued inconsideration for assistance in listing on the Frankfurt Stock Exchange. Not all of the services contracted were fulfilled and the shares were returned for cancellation. During the three months ended February 28, 2010, consulting fees were $1,900.

Filing fees totaled $21,953 in the quarter and related primarily to the Company’s efforts to be listed on the Frankfurt Exchange. During the three months ended February 28, 2010, listing fees were $1,335.

Interest expense accrued on the Standby Loans was $5,738 for the three months ended February 28, 2011, which was an increase from $3,299 for the three months ended February 28, 2010 due to the higher balance in borrowings.

Results of Operations for the Nine Months Ended February 28, 2011 and February 28, 2010

During the nine months ended February 28, 2011, we incurred $831,740 in total operating expenses.  This was a slight increase from the period ended February 28, 2010, during which we incurred total operating expenses of $810,403.

During the nine months ended February 28, 2011, salary expense was $330,818, and comprised payments to the President and CFO, the Chief Information Officer, the Director of Development, the Vice President of Sales & Marketing, our Director of Human Resources and Administration, one of our founders, and our US advisor.  Salary expense for the nine months ended February 28, 2010 was $314,882.

Legal and accounting fees of $104,095 were incurred for the nine months ended February 28, 2011, for the creation of all required public company filings, quarterly statement reviews, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.  This was a significant decline from the nine months ended February 28, 2010, in which legal and accounting fees of $141,772 were incurred.

Consulting expense for the nine months ended February 28, 2011 totaled $22,457 which included amounts for financial statement preparation, submission of our Canadian lottery operator request for information, scoping of a sports betting platform, and also included the reversal of a $150,000 non cash expense that had been recorded in the first quarter. During the nine months ended February 28, 2010, consulting fees were $1,900.

Marketing expenses of $10,837 for the nine months ended February 28, 2011 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP preparations.  Marketing expenses of $34,222 for nine months ended February 28, 2010 were incurred in the creation and printing of investor information and product information and a display booth that is used at lottery industry trade shows.

During the nine months ended February 28, 2011, rent and office expenses of $70,182 were incurred for the head office of the Company. The head office was relocated in February and the Company signed a new 33 month lease. During the nine months ended February 28, 2010 rent and office expenses were 79,904.

Systems development expenses of $165,299 for the nine months ended February 28, 2011 were incurred for the creation, modification, and maintenance of game demonstrations, as well as the final scoping and commencement of development on our core game systems.  Systems development expenses of $80,872 for the nine months ended February 28, 2010 were incurred for the creation, modification, and maintenance of game demonstrations.

Filing fees totaled $29,685 for the nine months ended February 28, 2011 and included expenses related primarily to the Company’s efforts to be listed on the Frankfurt Exchange. During the nine months ended February 28, 2010, listing fees were $4,640.

Interest expense accrued on the Standby Loans was $16,992 for the nine months ended February 28, 2011, which was an increase from $4,232 for the nine months ended February 28, 2010.

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

3. On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Loto products.  Currently, opportunities appear to be strong in Canada, Africa, Mexico, Asia, and Europe.  Also, the U.S. may become a market for Loto should existing restrictions on internet lottery be changed, or Loto’s geo-locational restrictions be confirmed.

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

Working Capital

We have working capital in-place to fund systems development work and normal business activities for approximately two months from the date of this Report.  We will continue to actively seek additional financing.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office. The Company relocated in February 2011 and entered into a 33 month lease. The monthly expense starting March 2011 is $5,502.  The total lease commitment is $181,566.

Warrants

As of February 28, 2011, we had no outstanding warrants.

Common Stock

As of February 28, 2011, there were 55,333,334 shares issued and outstanding, of which 44,333,334 were restricted from trading.

Employees

As at February 28, 2011 we had seven full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration. These include our President, Chief Executive Officer and CFO, our Chief Technology Officer, our Director of Development, our Vice President of Sales and Marketing, our Director of Human Resources and Administration, one of our founders, and our Creative Director.

We expect to hire additional full time employees in the coming year as necessities dictate.

We have engaged consultants for accounting, legal, and other part-time and occasional services.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2011, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

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

Dated:  April 14, 2011