Form 10-K
period 2011-05-31
Loto Inc.
filed 2011-09-13
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53770

LOTO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Suite 502, 25 Adelaide Street
Toronto, Ontario, Canada M5C 3A1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $150,000 at November 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 55,333,334 shares issued at May 31, 2011. After the share cancellations, as further disclosed herein, are completed, the Company will have 31,739,630 shares of Common Stock, par value $.0001, outstanding.

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

We intend to license our software application to governments and other lottery operators as our primary source of revenue.  We do not intend to become a lottery operator.  Our assessment of the market for our product indicates that areas of opportunity for commercialization of mobile lottery solutions currently exist in Canada, Mexico, Asia, Europe, Africa, and South America.  We may also pursue opportunities in the United States at some point in the future, although during the foreseeable future, we expect to pursue our business outside of the United States until applicable laws in the United States permit sales of lottery tickets utilizing mobile telecommunications devices.

As of the date of this Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have advanced  our  working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions, which will be completed upon contracting.

We currently maintain appropriate internal resources and manage two external vendors in order to further the development of the technology for both the core SMS and application lottery product.

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

In connection with the founding of Loto and the acquisition of Mobilotto, on May 13, 2009, Loto issued 20,000,000 shares of restricted common stock to A Few Brilliant Minds Inc. in exchange for all of the issued and outstanding shares of Mobilotto Systems, Inc. to Loto.  The sole owner of A Few Brilliant Minds Inc. is Mr. Gino Porco.  On the same date, Loto issued 20,000,000 shares of restricted common stock to Mhalka Capital Investments Ltd. in consideration for the payment of $20,000 to Loto.  On August 3, 2009, Mhalka Capital Investments Ltd., together with 1476448 Ontario Inc., made a standby financing commitment to our Company, under which they agreed to provide the necessary funding to our Company of up to $1,500,000 if we are unable to obtain third-party financing.

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

On April 19, 2010, in connection with Mhalka Capital Investment Ltd.’s sale of its shares of the Company’s common stock, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. agreed to the remaining commitments of Mhalka Capital Investment Ltd. thereunder.  This credit facility has terminated.  The Notes matured effective September 30, 2010, and are now repayable thirty calendar days after demand.  As of the date of this Report, no demand for payment has been made.  If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

Between August 2009 and May 2010, the Company sold 572,963 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. On September 1, 2010, the Board of Directors determined that it was in the Company’s best interests to sell additional shares at a purchase price of $.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The number of shares sold and issued pursuant to this private placement was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

To date, the Company has sold 2,212,592 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder. In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively. To date, shareholders have cancelled an aggregate of 2,212,592 shares.

Subsequent to the period covered by this Report, on June 16, 2011 the Company entered into a resignation and share cancellation agreement with one of the founders and A Few Brilliant Minds Inc. (AFBMI). The founder desired to pursue other business interests and tendered his resignation from the Company's Board together with a tender for cancellation of 18,793,704 common shares owned by AFBMI.  Concurrent with the execution of the agreement, the Company agreed to repay $85,675 due to the founder within 90 days. In addition, the Company also entered into share cancellation agreements dated June 20, 2011 with two shareholders to cancel 4,800,000 common shares in return for the original purchase price of $48,000.

As a result of the foregoing issuances and cancellations, and giving effect to the anticipated share cancellations, the Company will have 31,739,630 common shares outstanding as of the date of this Report.

2238646 Ontario Inc. beneficially owns 18,693,704 shares, or approximately 58.9% of the 31,739,630 issued outstanding shares of the Company’s common stock.

Current Status of our Business

As of the date of this Report, that Company believes that our mobile lottery software application has now been completed according to our stage 1 targets. Such software application has been internally tested and reviewed, and the Company believes that it is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have advanced  our  working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions, which the Company expects will be completed upon contracting.

We currently maintain appropriate internal resources and manage two external vendors in order to further the development of the technology for both the core SMS and application lottery product.

During the next twelve months, we intend to focus our efforts on acquiring customers for and deploying our ready for market modules of our solution and completing the development of our software application to its full feature commercially deployable version. We are currently soliciting lottery operators who are in a position to implement mobile lottery sales solutions and will expand this effort through agent and partnership channels. The completion of the systems development is expected to provide us with a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing).   We will have to concentrate further efforts on raising capital to support our new deployment as well and development plans. We expect to complete our patent and trademark registrations.  We expect the sales cycle with each prospective lottery operator will take between six and eighteen months, covering the period from initiation of our sales solicitation through technical demonstrations, testing, negotiations and closing of contracts for mobile lottery operations. We have already commenced our initial sales and marketing program with several lottery operators in Canada and other jurisdictions and have now acquired a deployment agreement in Haiti for the SMS platform version of our solution.   The minimum time in which we believe that we could commence generating revenues from Haiti would be three months from the date of this Report.  Our current business status and the continuing development of our software application as well as the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

Over the course of the next twelve months we also intend to apply for certification of our software from the Gaming Standards Association, which is an international trade association of gaming manufacturers, suppliers, operators and regulators and whose stated mission is to facilitate the identification, definition, development, promotion, and implementation of open standards to enable innovation, education, and communication for the benefit of the entire industry. We also expect to complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

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

Industry Overview

Lotteries are generally regulated and licensed by governmental authorities in over 200 jurisdictions globally. Currently, most U.S. states and four Canadian regions operate lotteries.  In 2009, lottery and instant game revenues approximated $60 Billion in North America. According to LaFleurs 2010 World Lottery Almanac, global lottery, instant and other game revenues approximated $240 billion.

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

Research and Product Development

Our wholly-owned subsidiary, Mobilotto, has developed a ready to deploy SMS system and working models of our application version ready to demonstrate operation of various lottery games through commercially available mobile phones currently including IOS and RIM.

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

We intend to invest in new gaming technologies and new game delivery methods.  We will endeavor to continually improve our existing application as well as research, innovate, and implement new solutions.  Through continual development, we believe that we can attract new players for our customers and grow our company by attracting new lottery operators and potential partners to our company and our technologies.

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

Additional competition exists within European markets as lottery regulation continues to evolve.  The market for mobile lottery is in its infancy as vendors address both security and regulatory restrictions; however sports betting over mobile devices is common in many European countries.

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

Employees

We currently have seven full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration.  These include our Chief Executive Officer and CFO, our President and CTO, our CIO, our Director of Development, our Development Analyst, our Director of Human Resources and Administration, and our Creative Director.

We expect to hire additional full time employees in the coming year as necessities dictate.

We have engaged consultants for accounting, legal, and other part-time and occasional services.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Loto Inc.
Suite 502, 25 Adelaide Street
Toronto, Ontario, Canada M5C 3A1
Telephone: 416-479-0880
Attention: Mr. Stephen Knight
Chief Executive Officer and Chief Financial Officer

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

We are a development stage company and we have not generated any revenues as of the date of this Report.  From the inception of our activities in Mobilotto on September 16, 2008 through the fiscal year ended May 31, 2011, the Company has incurred losses of $2,456,406. We expect to operate with net losses within the current fiscal year-ending May 31, 2012 or longer.  We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.  If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are a development stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As a development stage company, we have a capital deficiency and limited operating resources.  As of the date of this Report, we had cash on hand of approximately $72,750 (unaudited).  The cash on hand in our bank accounts will be only be sufficient to maintain our operations only for approximately one  month from the date of this Report.  Prior to the date of this Report, we raised $2,079,443 in initial funding and Series A private placements of restricted common stock.  The money raised in the initial funding and our Series A private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products.  Over the next twelve months, the Company will need to raise approximately $1,200,000 to operate as planned.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors expressed uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our shares could lose their entire investment.

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

As of the date of this Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have advanced  our  working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions, which will be completed upon contracting.

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

Over the next twelve months, the Company will need to raise approximately $1,200,000 to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  If we do not obtain additional financing in amounts and on terms acceptable to us, our business may fail.

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

As of that date of this Report, we have 55,333,334 shares of our common stock issued and outstanding. Once the share cancellations disclosed are completed, we will have 31,739,630 common shares outstanding. We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

2238646 Ontario Inc. will own a total of 18,693,704 of 31,739,630 issued and outstanding shares, once all share cancellations as disclosed are completed. This represents 58.9 % of our shares.  As a result 2238646 Ontario Inc. has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of Loto or a potential merger, consolidation, tender offer, takeover or other business combination.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

ITEM 2:	PROPERTIES

Our principal executive offices are located at Suite 502, 25 Adelaide Street, Toronto, Ontario, M5C 3A1.  We have a sub-lease in effect until November 2013, with a cost of approximately $6,100.00 per month, which commenced in July 2011. We believe that this property is adequate for our current and immediately foreseeable operating needs.  At the present time, we do not own any real estate.  We do not have any policies regarding investments in real estate, securities or other forms of property.

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

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCBB) under the symbol “LOTI”.  The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  The Company’s shares traded on the Over-the-Counter Bulletin Board only twice during the past two fiscal years, once during the quarter ended May 31, 2010 and once during the quarter ended February 28, 2011, in each case at a price of $2.50 per share.

	High	Low
Quarter ended May 31, 2010	$2.50	2.50
Quarter ended February 28, 2011	$2.50	2.50

Holders

As of the date of this Report there are 55,333,334 shares of common stock issued and outstanding. Once the share cancellations as disclosed are completed, the Company will have 31,739,630 common shares outstanding.

As of the date of this Report there are 32 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Plan of Operation

We are a development stage company and now also a deployment stage company.  We are developing a patent-pending software application which permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications.  Our proprietary technology for facilitating the purchase of lottery tickets through commercially available smart phones and other mobile devices addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. We intend to license our software application to governments and other lottery operators as our primary source of revenue.  We do not intend to become a lottery operator.  During the foreseeable future, we expect to pursue our business outside of the United States.  Our business plan calls for launching our mobile lottery application in the target markets of the Caribbean, Canada, Mexico, South America, Asia (China, Vietnam), Africa, Europe (Turkey and the United Kingdom of Great Britain) and the Eastern bloc region.

We have advanced  our  working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions. We believe our application is commercially viable and will provide a complete, fully functional and flexible mobile lottery platform for lottery operators worldwide.

As of the date of this Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We anticipate our current in progress deployment in Haiti will generate revenues in early 2012.

Results of Operations

Loto was incorporated in the state of Nevada on April 22, 2009, and our wholly-owned subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, Loto acquired all of the issued and outstanding shares of Mobilotto (which included all intellectual property of the mobile lottery purchase system).  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has now been developed and tested, but has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully launch our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2011, the Company had cash of $153,162. During June we collected $71,765 of our HST Receivable from the Government of Canada.  After paying our current accrued liabilities, the current cash on hand in our bank accounts will not be sufficient to maintain our operations. We have prepaid rent in the amount of $10,836 as a condition of renting business premises, which commenced on March 11, 2011 at Suite 502, 25 Adelaide Street in Toronto, Ontario.  We also own fixed assets with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.

Current liabilities include $203,948 of accrued legal, audit, consulting, system testing, programming and general office expenses.

As a development stage company, we have limited capital and limited operating resources. We raised $2,079,092 under the terms of our co-founders’ agreements and our Series A private placements of restricted common stock.  The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

The cash on hand in our bank accounts is not sufficient to maintain our operations. We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,200,000.  We need additional amounts of funding in order to expand our operations.

Two of our current shareholders, 2238646 Ontario Inc. and 1476448 Ontario Inc. are parties to standby financing commitment to our Company under which they have agreed to provide the necessary funding up to $1,500,000 if we are unable to obtain revenues or other third-party financing (the “Standby Loan”).  This Standby Loan was originally made by Mhalka Capital Investments Ltd. and 1476448 Ontario Inc.; however, 2238646 Ontario Inc. has replaced Mhalka Capital Investments Ltd.  We may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes will mature and become repayable thirty calendar days after demand.  We will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.
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

Management believes that without obtaining additional financing or developing an ongoing source of revenue, we will not launch successfully. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Twelve Months Ended May 31, 2011 and May 31, 2010

Income

We are a development stage company and as of May 31, 2011 and May 31, 2010 there were no contracts in place and no revenue has been received.  We do not expect that revenue will be realized until late 2011.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

For the twelve months ended May 31, 2011, the Company incurred $22,806 in interest expense and $1,299,829 in total operating expenses. This was an increase from the twelve months ended May 31, 2010, when the Company incurred $10,470 in interest expense and $1,112,322 in total operating expenses.

Systems Development expenses for the twelve months ended May 31, 2011 were $424,427 and included $171,643 for system certification. Systems development expenses for the twelve months ended May 31, 2010 were $127,917 and were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August of 2010, and on-going refinement of the Statement of Work and contract through to May 31, 2010.

Salaries expense for the twelve months ended May 31, 2011 was $419,021, and comprised payments to the Chief Executive Officer, President, the Chief Technology Officer, the Chief Information Officer, the Director of Sales & Marketing, Systems Analyst, Creative Director and the Manager of Human Resources and Administration. During the fiscal year ended May 31, 2011, the Company replaced the Director of Sales and Marketing and a new President and Systems Analyst.  This was an increase from the Company’s salaries expense of $412,258 for the fiscal year ended May 31, 2010.

The Company incurred Legal, Accounting and Audit fees of $140,956 for the twelve month period ended May 31, 2011 in connection with the creation of all required public company filings, audit, internal corporate needs, and reporting conformance, as well as for trademark and patent applications.  This was a decrease from the period ended May 31, 2010, in which the Company incurred Legal, Accounting and Audit fees of $222,416.

The Company incurred marketing, travel and investor relations expenses of $36,876 for the twelve month period ended May 31, 2011 in the creation and printing of investor information, product information, specific lottery operator presentations, attendance at trade shows, and a display booth. This was a decrease from $120,243 for the period ended May 31, 2010.  The Company reduced its attendance at trade shows in 2011.

The Company’s rent and office expenses for the twelve month period ended May 31, 2011 were $91,067, which was increase from rent and of expenses of $75,752 for the twelve month periods ended May 31, 2010.  These expenses were for the head office of the Company in Toronto, Ontario. Commencing March 2011, the Company relocated to its current location.

The Company’s communications costs for the twelve month period ended May 31, 2011 were $38,875.  This was an increase from communications costs of $30,540 for the period ended May 31, 2010.  Communication costs were incurred for cellphone, internet and long distance charges.

The Company incurred General Liability and Director and Officer Insurance costs of $33,791 for the twelve month period ended May 31, 2011.  This was an increase from costs of $29,874 which were incurred for Insurance for the twelve month period ended May 31, 2010.

The Company incurred consulting costs of $38,875 for the twelve month period ended May 31, 2011, which was an increase from consulting costs of $8,106 for the twelve month period ended May 31, 2010.  The Company hired a consultant to assist with responding to several requests from lottery operators in 2011.

The Company incurred filing fees of $32,322 in the twelve month period ended May 31, 2011.  The Company incurred filing fees of $7,321 for the twelve month period ended May 31, 2010.  The Company paid $20,636 in connection with its Frankfurt Stock Exchange application in 2011.

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

Marketing Plan

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

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing in the amount of $1,200,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate that approximates $6,100 per month.

Warrants

As of May 31, 2011, we had no outstanding warrants.

Common Stock

As of May 31, 2011, there were 55,333,334 shares issued and outstanding, of which 44,333,334 are restricted from trading.

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

Board of Directors
Loto, Inc.
(A Development Stage Company)
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Loto, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended and for the period from inception (September 16, 2008) to May 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards on the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and as of May 31, 2011 has a deficit accumulated during development stage of $2,456,406 and a stockholders’ deficiency of $387,139, and is unlikely to generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing and the attainment of profitable operations.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loto, Inc. (A Development Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended and for the period from inception (September 16, 2008) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
August 23, 2011

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	May 31, 2011	May 31, 2010

CURRENT ASSETS:

Cash	$153,162	$309,018
Prepaid rent	10,836	8,119
Receivables (Note 4)	110,848	29,827

TOTAL CURRENT ASSETS	274,846	346,964

Property and equipment, at cost	31,060	31,060
Accumulated amortization	(17,160)	(7,332)
Net capital assets (Note 5)	13,900	23,728

TOTAL ASSETS	$288,746	$370,692

LIABILITIES and STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES:
Accrued liabilities (Note 6)	$226,836	$49,505
Standby loan (Note 7)	448,737	425,931
Due to stockholders	312	191

CURRENT LIABILITIES AND TOTAL LIABILITIES	675,885	475,627

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001 (note 8)
100,000,000 shares authorized
55,333,334 issued and outstanding (2010-54,572,963)	5,533	5,457
Additional paid-in capital	2,073,780	1,023,977
Other comprehensive loss	(10,046)	(598)
Deficit accumulated during development stage	(2,456,406)	(1,133,771)

TOTAL STOCKHOLDERS' (DEFICIENCY)	$(387,139)	$(104,935)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY)	$288,746	$370,692

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Twelve Months Ended May 31, 2011	For the Twelve Months Ended May 31, 2010	From Inception (September 16, 2008) to May 31, 2011

REVENUE	-	-	-

EXPENSES
General and administrative expenses	1,299,829	1,112,322	2,420,899
OPERATING LOSS	1,299,829	1,112,322	2,420,899

OTHER EXPENSE
Interest Expense	22,806	10,470	35,507

NET LOSS FOR THE PERIOD	1,322,635	1,122,792	2,456,406

Basic and fully diluted loss per
share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	55,189,695	54,516,638

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO MAY 31, 2011

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of shares (Note 8)	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares (Note 8)	(1,000,000)	(100)				(100)

Sale of shares (Note 8)	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)

Issuance of shares for Consulting services (Note 8)	200,000	20	149,980			150,000

Sale of shares (Note 8)	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares (Note 8)	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders (Note 8)	572,963	57	(57)			0

Cancellation of shares issued for Consulting services (Note 8)	(200,000)	(20)	(149,980)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	55,333,334	5,533	2,073,780	(2,456,406)	(10,046)	(387,139)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended May 31, 2011	For the Twelve Months Ended May 31, 2010	From Inception (September 16, 2008) to May 31, 2011

OPERATING ACTIVITIES:
Net loss for the period	(1,322,635)	(1,122,792)	(2,456,406)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	9,828	7,332	17,160
Common stock issued for services	150,000	-	150,000
Cancellation of Common stock issued for services	(150,000)		(150,000)
Interest expensed but not paid	22,806		22,806
Changes in operating assets and liabilities:
Prepaid rent	(2,717)	(8,119)	(10,836)
Other current assets	(81,021)	(29,827)	(110,848)
Accrued liabilities	177,331	39,505	226,836

NET CASH USED IN OPERATING ACTIVITIES	(1,196,408)	(1,113,901)	(2,311,288)

INVESTING ACTIVITIES:
Acquisition of capital assets	0	(31,060)	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	0	(31,060)	(31,060)

FINANCING ACTIVITIES:
Deposit for stock subscription	0	0	150,000
Proceeds from loan	0	425,931	425,931
Issuance (net of redemption) of common stock	1,050,000	859,343	1,929,434
Proceeds from stockholder loan	0	100	191

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,050,000	1,285,374	2,505,556

Effect of exchange rates on cash	(9,448)	(598)	(10,046)

(DECREASE) INCREASE IN CASH	(155,856)	139,815	153,162

CASH - BEGINNING OF PERIOD	309,018	169,203	0

CASH - END OF PERIOD	153,162	309,018	153,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year
Interest paid	0	0	0
Income taxes	0	0	0

NON CASH FINANCING ACTIVITIES
Deposit applied to stock subscription	0	150,000	0

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Loto Inc. (“Loto” or the “Company”), together with its wholly owned subsidiary Mobilotto systems, Inc. (“Mobilotto”), are development stage companies. The Company is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices.  A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the intention to operate or license software applications with governments and other lottery operators as the primary source of revenue. There is no intention to become a lottery operator. The mobile lottery software application has not yet been utilized by any lottery operator, and no revenues have yet been generated from the technology.

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

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash, prepaid rent, receivables, accrued liabilities, and standby loans are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Stock-Based Compensation

The Company records expense for stock-based compensation to employees using the fair value method. Occasionally, the Company may issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company values the warrants it issues using the Black-Scholes model.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $2,456,406 as of May 31, 2011 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RECEIVABLES

Receivables totalled $110,848 (2010- $29,827) relating to goods & service tax receivables.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated
	Cost	Depreciation	Net	2010
Leasehold improvements	$3,500	$3,500	$0	$1,788
Computer equipment	$18,950	$10,460	$8,490	$14,806
Office furniture and equipment	$8,610	$3,200	$5,410	$7,134
Total	$31,060	$17,160	$13,900	$23,728

Total depreciation expense for the year ended May 31, 2011 was $9,828 (2010 - $7,332)

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities totalled $226,836 (2010 - $49,505) and included the following: Payments due for programming and system testing of $154,306 (2010-$4,000), accrued legal expenses of $25,577 (2010-$43,152), accrued audit fees of $17,500, deferred rent payable of $16,505,  accrued consulting of $10,000 and general and administration payables of $2,948 (2010-$2,353).

NOTE 7 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide funding if Loto was unable to obtain third-party financing (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. If Loto breaches any of the covenants, the default rate will be 15% per annum. The standby financing commitment expired on September 30, 2010. As of May 31, 2011, $363,061 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $85,676 including accrued interest. This loan is subject to the same interest and repayment terms as the other standby loans.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

 On November 30, 2009, the Company issued 15,000,000 shares. A cash consideration of $150,000 was received by the Company.

 On April 19, 2010, two of the shareholders of Loto, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd., each agreed to tender 500,000 shares of the Company’s common stock for cancellation. See Note 14.

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

Between August 2009 and May 2010, the Company sold an aggregate of 572,963 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $1.50 per share for an aggregate purchase price of $859,443. On September 1, 2010, the Board of Directors determined that it was in the Company’s best interests to sell additional shares at a purchase price of $.75 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.75 per share. The aggregate number of shares sold and issued pursuant to this private placement was correspondingly increased by 572,963 shares, with no additional proceeds associated with such transaction.

During October and November 2010, the Company sold 1,400,000 shares of common stock at a price of $0.75 per share for a total purchase price of $1,050,000. Such shares were sold in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated thereunder.  Such shares are restricted from trading, and may only be sold pursuant to a valid registration statement or pursuant to an exemption from the Securities Act.

On November 30, 2010 pursuant to an agreement to cancel common shares (see Note 12) two shareholders cancelled a total of 1,212,592 common shares.

NOTE 9 – INCOME TAXES

The Company has approximately $2,450,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2012 to 2031.  Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2010 and 2009, to the Company’s effective tax is as follows:

	May 31,
	2011	2010

U.S. Statutory Rate of 35%	$(462,922)	$(392,977)
Valuation Allowance on U.S. Net Operating Loss	462,922	392,977
Effective Tax	$-	$-

Deferred income taxes are summarized as follows:

Available net operating losses	$(860,000)	$(397,000)
Valuation allowance	860,000	397,000
	$-	$-

NOTE 10 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2011 – $ 42,364
2012 – $ 72,624
2013 – $ 66,572

NOTE 11 – STOCK OPTION GRANTS

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

On April 19, 2010 a director of the Company was granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in 2010, $75,000 if election for cash or 250,000 shares at the option exercise price of $1.00 per share if election for options; in 2011 $150,000 if election for cash or 300,000 shares at the option exercise price of $1.00 per share if election for options.  The director may elect compensation either in cash or in options with respect to 2010 on April 19, 2011 and April 19, 2012 with respect to 2011.  In the event options are selected all such options shall be fully vested and exercisable upon the respective date of grant and may exercised until expiration on April 19, 2013.  The Company has determined that the options were issued at fair value and as such no expense has been recorded. The director chose 250,000 options for his 2010 grant.

No options were exercised during the year ended May 31, 2011.  The Company has determined that the vested options had an exercise price in excess of fair value and as such no expense was recorded.

NOTE 12 – CONTINGENT CANCELLATION OF SHARES OF COMMON STOCK

To date, the Company has sold 2,212,592 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder.  In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., have each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively.

As of May 31, 2011, the Shareholders had agreed to cancel an aggregate total of 2,212,592 common shares.  There is no assurance that the Company will be able to sell additional common stock.

NOTE 13 – SUBSEQUENT EVENTS

On June 16, 2011 the Company entered into a Share Cancellation Agreement with one of the founders and his company A Few Brilliant Minds Inc. (AFBMI). The founder desired to pursue other business interests and submitted his resignation from the Company's Board together and tendered for cancellation 18,793,704 common shares owned by AFBMI.  Concurrent with the execution of the agreement, the Company agreed to repay $85,675 (part of the standby loan) due to the founder within 90 days of that Agreement.

In addition, the Company also entered into Share Cancellation Agreements dated June 20, 2011 with two shareholders to cancel 4,800,000 common shares in return for the original purchase price of $48,000.

As a result of these transactions, once the cancellations are completed, the Company will have 31,739,630 common shares outstanding.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Accordingly, based on our assessment we have concluded that, as of May 31, 2011 our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believes that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of September 12, 2011:

Name	Age	Position
Stephen Knight	53	Chief Executive Officer and Chief Financial Officer, Director
Fulvio Ciano	43	President
Trevor Eyton	76	Director
Donald Ziraldo	62	Director
Todd Halpern	51	Director
Randy Barrs	62	Director
Alan Ralph	66	Director

Biographical Information Regarding Officers and Directors

Stephen Knight.  Mr. Knight has served as Loto’s Chief Executive Officer and Chief Financial Officer since 2009. Mr. Knight was appointed as a Director of the Company on April 19, 2010.  Mr. Knight also served as the Company’s President until June of 2011.  From October 2008 to May 12, 2009, Mr. Knight was President and CEO of Mobilotto Systems, Inc.  From December 2007 through September 2008, Mr. Knight was engaged in marketing consulting for major brands in the United States and Canada.  From November 1998 through December 2007, Mr. Knight served as Senior Vice President of Credit & Loyalty Management as well as an officer for Hudson’s Bay Company.

Fulvio Ciano. Mr. Ciano was appointed President of Loto in June 2011. From January of 2009 to Oct, 2009, Mr. Ciano was CTO of Telehop Communications, Inc. As the CTO of Telehop he was engaged in the development, deployment and maintenance of all technologies and system related to the products and services of Telehop to its customers and the development, management and deployment of all the technical services for staff and other IT users of Telehop.  Following the death of the previous CEO In October of 2009, Mr. Ciano was appointed and served as the CEO of Telehop Communications from November of 2009 through April 2011 and was engaged in all the major management functions of the operations of the company. From Nov of 2007 to Dec of 2008, Mr. Ciano was the CEO of Ipeak Technologies of Kanata and was engaged in all the major management functions of the operations and of the company including product design, IP strategy, licensing and financing. From January of 2003 to March 2007 Mr. Ciano was the CEO and a Director of Royal Devco and was engaged in all the major management functions of the operations and of the company including product creation, design development, financing, sales and deployment.

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

Randy Barrs.  Mr. Randy Barrs has served as a Director of the Company since January 26, 2010.  Mr. Barrs is an attorney in Toronto, Canada.  Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc., an Ontario corporation which owns 18,693,704 shares of the Company’s common stock as of the date of this Report.

Alan Ralph.  Mr. Alan Ralph has served as a Director of the Company since March 1, 2010.  Mr. Ralph is a Chartered Accountant and a former member of the Deloitte & Touche National Committee for Audit and Assurance Services in Canada.  Retired since 2007, Mr. Ralph has over 30 years of experience as a Partner at Deloitte & Touche LLP.  As Director of Audit and Assurance, Mr. Ralph was responsible for approximately 20 partners and associated partners, as well as over 150 professional staff located in the firm’s Windsor, London, Kitchener, Hamilton and Niagara offices.  Mr. Ralph served as the Chair of the St. Catharines Transit Commission for eleven years.  He served as the President of the St. Catharines Golf & Country Club for five years.  Mr. Ralph has also served as a director on various Boards and Associations including the Niagara Regional Development Corporation, St. Catharines Chamber of Commerce, St. Catharines Downtown Association, St. Catharines Promotion Task Force, the Niagara District CA Association and the Vineland Research and Innovation Center.  Mr. Ralph served as the Interim Chief Financial Officer of Niagara Vintners Incorporated until 2008.  He now serves as an independent consultant to winery investors and owners as well as several other small business enterprises.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2011, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
2238646 Ontario Inc.	1	1	0
Jason Randall Barrs	1	1	0

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

Director Nominations

There have been no changes in the year ended May 31, 2011 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Stephen Knight, Chief Executive Officer and	2011	$120,281	NIL	$120,281
Chief Financial Officer	2010	$149,525	NIL	$149,525

(1)	No other officers earned over $100,000 in any of the two preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the year ended May 31, 2011, the directors were not awarded any options or paid any cash compensation. For the year ended May 31, 2010 the directors were awarded the options set forth below. No cash compensation was paid to the directors in 2010.

Outstanding Equity Awards at Fiscal Year-End (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Trevor Eyton	250,000	300,000	$1.00	April 19, 2013
Donald Ziraldo	650,000	650,000	$1.50	April 19, 2013
Randall Barrs	225,000	225,000	$1.50	April 19, 2013
Alan Ralph	75,000	75,000	$1.50	April 19, 2013

(1) All of the stock option grants set forth on this table were made on April 19, 2010.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of September 12, 2011 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 31,739,630 shares of Loto’s common stock issued and outstanding as of September 12, 2011.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders

2238646 Ontario Inc. (2)	18,693,704	0	18,693,704	58.9%
Executive Officers and Directors
Stephen Knight	0	0	0	0.0%
Fulvio Ciano	0	0	0	0.0%

Trevor Eyton (3)	0	250,000	300,000	0.1%
Donald Ziraldo (4)	0	650,000	650,000	0.2%
Randall Barrs, personally and through 2238646 Ontario Inc. (5)	18,693,704	225,000	18,918,704	59.2%
Alan Ralph (6)	0	150,000	0	0.0%
Todd Halpern	0	0	0	0.0%
All officers and directors as a group (7 persons)			19,868,704

For each individual or entity listed above, the mailing address is: c/o Loto Inc., Suite 502, 25 Adelaide Street, Toronto, Ontario, Canada M5C 3A1, except as otherwise indicated below.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2) Randall Barrs, director, has sole voting and dispositive control over the Loto shares owned by 2238646 Ontario Inc., an Ontario corporation located at 23 Bedford Road, Toronto, Ontario M5R 2J9, Canada.  Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc.  For purposes of comprehensive disclosure, the 18,693,704 shares owned by Mr. Barrs are indicated twice in the table above, once in his own name and once in the name of his Ontario corporation.

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

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

In connection with the founding of Loto and the acquisition of Mobilotto, on May 13, 2009, Loto issued 20,000,000 shares of restricted common stock to A Few Brilliant Minds Inc. in exchange for all of the issued and outstanding shares of Mobilotto Systems, Inc. to Loto.  The sole owner of A Few Brilliant Minds Inc., Mr. Gino Porco, was a director of Loto. On June 16, 2011 the Company entered into a share cancellation agreement with Mr. Porco and A Few Brilliant Minds Inc. The founder desired to pursue other business interests and tendered his resignation from the Company's Board together with a tender for cancellation of the remaining 18,793,704 common shares owned by A Few Brilliant Minds Inc. The share cancellation agreement also provided that the Company agreed to repay Mr. Porco $85,675 he had advanced as a standby loan within 90 days.

On May 13, 2009, Loto also issued 20,000,000 shares of restricted common stock to Mhalka Capital Investments Ltd. in consideration for the payment of $20,000.00 to Loto.  Ms. Marsha Collins served as a director of Loto from April 22, 2009 until January 26, 2010, as nominated by Mhalka Capital Investments Ltd.  Mr. Porco and Ms. Collins, as the sole directors of Loto and as representatives of the sole shareholders of Loto as of the date of the foregoing transactions, ratified and approved the transactions pursuant to the terms and conditions of the Founders’ Agreement by and among A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and Loto.

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

2238646 Ontario Inc.  owns approximately 58.9% of the 31,739,630 common shares which shall be outstanding after the share cancellations described herein are completed, which shall give such company a controlling interest in Loto. 2238646 Ontario Inc. is deemed to be a promoter and control person of Loto, as well as Mr. Randall Barrs individually.  On April 19, 2010, Mr. Randall Barrs was issued stock options as compensation for his services as a director.  He was issued options to purchase 450,000 shares of the Company’s common stock, at a purchase price of $1.50 per share.  The options vested on April 19, 2011.  Mr. Barrs may exercise up to 225,000 options and 225,000 further options twenty-four months from the date of issuance.  The options will terminate upon the expiration of thirty-six months from the date of issuance.

On August 3, 2009, Mhalka Capital Investments Ltd., together with 1476448 Ontario Inc., made a standby financing commitment to our Company, under which they agreed to provide the necessary funding to our Company of up to $1,500,000 if the Company was unable to obtain third-party financing.  Ms. Marsha Collins served as a director of Loto as nominated by Mhalka Capital Investments Ltd. from April 22, 2009 to January 26, 2010.  Ms. Marsha Collins recused herself from deliberations and voting in respect of the Loto Board of Directors assessment and decision to enter into the financing commitment agreement with Mhalka Capital Investments Ltd.  Mr. Gino Porco, acting in his capacity as the sole voting member of the Board of Directors of Loto with respect to review and assessment of the financing commitment agreement, determined that the financing commitment agreement was fair and reasonable, and approved the financing commitment agreement.

On April 19, 2010, Mhalka Capital Investment Ltd. sold its shares of the Company’s common stock to 2238646 Ontario Inc., who entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. agreed to the remaining commitments of Mhalka Capital Investment Ltd. thereunder.  Under the terms and conditions of the financing commitment, the Company may draw on the standby financing commitment in monthly tranches in accordance with our operating requirements as set forth in our business plan as of the date of this Report.  The available standby commitment amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues after the date of this Report.  Draws on the commitment amount will be made on terms of unsecured Notes, with interest set on each Note as of the date of the draw at prime rate plus two percent per annum.  The Notes have matured and are repayable thirty calendar days after demand. Loto will give the lenders customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the commitment amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by the lenders as determined by reference to similar lenders making similar loans to similar companies.  The lenders will not be required to make any loans under the standby financing commitment to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants.  If we breach any of the Notes, the default rate will be 15% per annum and the lenders may seek recourse against our company for repayment of all of the Notes.

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

The Board of Directors has analyzed the independence of each director and has determined that four of Loto’s six directors, Alan Ralph, Donald Ziraldo, Todd Halpern, and Trevor Eyton, are independent under the rules of the NASDAQ Stock Market LLC.  The Board of Directors has determined that each of Loto’s remaining directors has relationships that would cause him and her not to be an “independent director” under the specific criteria of Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2011, totaled $14,500.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2010, totaled $13,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended May 31, 2011 and May 31, 2010, and which are not disclosed in “Audit Fees” above, were $NIL.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2011, were $NIL. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2010, were $400.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended May 31, 2011 and May 31, 2010, were $NIL.

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

Financial Statements for the period from inception (September 16, 2008) to May 31, 2011.

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

Exhibit 10.6	Share Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd.

Exhibit 10.7	Financing Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and 2238646 Ontario Inc.

Exhibit 10.8	Novation to Founders’ Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and 2238646 Ontario Inc.

Exhibit 10.9	Novation to Standby Commitment Letter, dated as of April 19, 2010, by and between the Company, Mhalka Capital Investments Ltd., 2238646 Ontario Inc. and 1476448 Ontario Inc.

Exhibit 10.10	Stock Purchase Agreement, dated as of April 19, 2010, by and between Mhalka Capital Investments Ltd. and 2238646 Ontario Inc.

Exhibit 10.11	Promissory Note, dated as of April 19, 2010, issued by 2238646 Ontario Inc.

Exhibit 10.12	Share Cancellation Agreement, by and between the Company, A Few Brilliant Minds Inc. and Gino Porco, dated as of June 16, 2011.

Exhibit 10.13	Share Cancelation Agreement, by and between the Company and NAC Investment Ltd., dated as of June 20, 2011.

Exhibit 10.14	Share Cancellation Agreement, by and between the Company and 2208155 Ontario Inc., dated as of June 20, 2011.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTO INC.

By:	/s/ Stephen Knight
	Name:	Stephen Knight
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   September 13, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Knight, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Knight
Name:	Stephen Knight
Title:	Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:	September13, 2011

/s/ Todd Halpern
Name:	Todd Halpern
Title:	Director
Dated:	September 13, 2011

/s/ Trevor Eyton
Name:	Trevor Eyton
Title:	Director
Dated:	September 13, 2011

/s/ Donald Ziraldo
Name:	Donald Ziraldo
Title:	Director
Dated:	September 13, 2011

/s/ Randy Barrs
Name:	Randy Barrs
Title:	Director
Dated:	September 13, 2011

/s/ Alan Ralph
Name:	Alan Ralph
Title:	Director
Dated:	September 13, 2011

Exhibit Index

Exhibit No.	Description of Exhibits

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

Exhibit 10.6	Share Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and Mhalka Capital Investments Ltd.

Exhibit 10.7	Financing Tender and Cancellation Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc. and 2238646 Ontario Inc.

Exhibit 10.8	Novation to Founders’ Agreement, dated as of April 19, 2010, by and between the Company, A Few Brilliant Minds Inc., Mhalka Capital Investments Ltd. and 2238646 Ontario Inc.

Exhibit 10.9	Novation to Standby Commitment Letter, dated as of April 19, 2010, by and between the Company, Mhalka Capital Investments Ltd., 2238646 Ontario Inc. and 1476448 Ontario Inc.

Exhibit 10.10	Stock Purchase Agreement, dated as of April 19, 2010, by and between Mhalka Capital Investments Ltd. and 2238646 Ontario Inc.

Exhibit 10.11	Promissory Note, dated as of April 19, 2010, issued by 2238646 Ontario Inc.

Exhibit 10.12	Share Cancellation Agreement, by and between the Company, A Few Brilliant Minds Inc. and Gino Porco, dated as of June 16, 2011.

Exhibit 10.13	Share Cancelation Agreement, by and between the Company and NAC Investment Ltd., dated as of June 20, 2011.

Exhibit 10.14	Share Cancellation Agreement, by and between the Company and 2208155 Ontario Inc., dated as of June 20, 2011.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.