Form 10-Q
period 2011-08-31
Loto Inc.
filed 2011-10-17
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 14, 2011, the Issuer had 31,739,630 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

LOTO INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	August 31, 2011	May 31, 2011
	UNAUDITED	AUDITED
CURRENT ASSETS:

Cash	$97,321	$153,162
Prepaid rent	10,836	10,836
Receivables (Note 3)	19,886	110,848

TOTAL CURRENT ASSETS	128,043	274,846

Property and equipment, at cost	31,060	31,060
Accumulated amortization	(19,170)	(17,160)
Net capital assets (Note 4)	11,890	13,900

TOTAL ASSETS	$139,933	$288,746

LIABILITIES and STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$305,780	$226,836
Standby loan (Note 6)	453,502	448,737
Due to stockholders	2,192	312

CURRENT LIABILITIES AND TOTAL LIABILITIES	761,474	675,885

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001 (note 7) 100,000,000 shares authorized 31,739,630 issued and outstanding (2010-54,572,963)	3,174	5,533
Additional paid-in capital	2,026,260	2,073,780
Other comprehensive gain (loss)	5,546	(10,046)
Deficit accumulated during development stage	(2,656,521)	(2,456,406)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	$(621,541)	$(387,139)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$139,933	$288,746

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
	For the Three Months	For the Three Months	(September 16, 2008)
	Ended August 31, 2011	Ended August 31, 2010	to August 31, 2011
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	-	-	-

EXPENSES
General and administrative expenses	195,350	399,566	2,616,249
OPERATING LOSS	195,350	399,566	2,616,249

OTHER EXPENSE
Interest Expense	4,765	5,591	40,272

NET LOSS FOR THE PERIOD	200,115	405,157	2,656,521

Basic and fully diluted earnings per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	36,660,000	54,662,903

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO AUGUST 31, 2011

				Deficit
				Accumulated
				During	Other
			Additional	Development	Comprehensive
	Shares	Amount	Paid-In Capital	Stage	Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares	(1,000,000)	(100)				(100)

Sale of shares	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	200,000	20	149,980			150,000

Sale of shares	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders	572,963	57	(57)			0

Cancellation of shares issued for Consulting services	(200,000)	(20)	(149,980)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	55,333,334	5,533	2,073,780	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					15,592	15,592
Cancellation of Founders' shares (Note 7)	(18,793,704)	(1,879)				(1,879)

Cancellation of Shares (Note 7)	(4,800,000)	(480)	(47,520)			(48,000)

Net loss				(200,115)		(200,115)

BALANCE - August 31, 2011	31,739,630	3,174	2,026,260	(2,656,521)	5,546	(621,541)

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the Three	For the Three	From Inception
	Months Ended	Months Ended	(September 16, 2008)
	August 31, 2011	August 31, 2010	to August 31, 2011

OPERATING ACTIVITIES:
Net loss for the period	(200,115)	(405,157)	(2,656,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,010	1,763	19,170
Common stock issued for services	0	150,000	150,000
Cancellation of Common stock issued for services	0		(150,000)
Interest expensed but not paid	4,765	5,591	27,571
Changes in operating assets and liabilities:
Prepaid rent	0	0	(10,836)
Other current assets	90,962	(12,560)	(19,886)
Accrued liabilities	80,824	(6,812)	307,660

NET CASH USED IN OPERATING ACTIVITIES	(21,554)	(267,175)	(2,332,842)

INVESTING ACTIVITIES:
Acquisition of capital assets	0	0	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	0	0	(31,060)

FINANCING ACTIVITIES:
Deposit for stock subscription	0	0	150,000
Proceeds from loan	0	0	425,931
Issuance (net of redemption) of common stock	(49,879)	0	1,879,555
Proceeds from stockholder loan	0	0	191

NET CASH PROVIDED BY INVESTING ACTIVITIES	(49,879)	0	2,455,677

Effect of exchange rates on cash	15,592	3,808	5,546

(DECREASE) INCREASE IN CASH	(55,841)	(263,367)	97,321

CASH - BEGINNING OF PERIOD	153,162	309,018	0

CASH - END OF PERIOD	97,321	45,651	97,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year
Interest paid	0	0	0
Income taxes	0	0	0

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $2,656,521 as of August 31, 2011 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RECEIVABLES

Receivables totalled $19,886 relating to goods & service tax receivables.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated		August 31,
	Cost	Depreciation	Net	2010

Leasehold improvements	$3,500	$3,500	$0	$1,788

Computer equipment	$18,950	$12,040	$6,910	$14,806

Office furniture and equipment	$8,610	$3,630	$4,980	$7,134

Total	$31,060	$19,170	$11,890	$23,728

Total depreciation expense for the three months ended August 31, 2011 was $2,010 (2010 - $1,763).

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities totalled $305,780 and included the following: Payments due for programming and system testing of $149,306, accrued legal expenses of $15,241, accrued audit fees of $14,900, deferred rent payable of $14,896, accrued consulting of $59,186, payable due to former shareholders $48,000 and general and administration payables of $4,251.

NOTE 6 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide funding to Loto. (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. If Loto breaches any of the covenants, the default rate will be 15% per annum. The standby financing commitment expired on September 30, 2010. As of August 31, 2011, $367,826 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $85,676 including accrued interest. As a result of a Share Cancellation Agreement (see Note 7), this loan is to be repaid.

NOTE 7 – CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIENCY)

On June 16, 2011 the Company entered into a Share Cancellation Agreement with one of the founders and his company A Few Brilliant Minds Inc. (AFBMI). The founder desired to pursue other business interests and submitted his resignation from the Company's Board together and tendered for cancellation 18,793,704 common shares owned by AFBMI. Concurrent with the execution of the agreement, the Company agreed to repay $85,675 (part of the standby loan, see Note 6) due to the founder within 90 days of that Agreement.

In addition, the Company also entered into Share Cancellation Agreements dated June 20, 2011 with two shareholders to cancel 4,800,000 common shares in return for the original purchase price of $48,000. The amount due is included in accounts payable.

NOTE 8 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2011 – $ 24,208
2012 – $ 72,624
2013 – $ 66,572

NOTE 9 – STOCK OPTION GRANTS

On April 19, 2010, the Company granted 1,900,000 options to three members of the Company’s Board of Directors at an exercise price of $1.50 per share. The options vested on April 19, 2011, and 950,000 options may be exercised on April 19, 2011 and a further 950,000 options may be exercised on April 19, 2012. The right to exercise all of the options will expire and terminate on April 19, 2013. The Company has determined that the options were issued at fair value and as such no expense has been recorded.

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

No options were exercised during the quarter ended August 31, 2011 and none were exercisable during the quarter ended August 31, 2010. The Company has determined that the vested options had an exercise price in excess of fair value and as such no expense was recorded.

NOTE 10 – CONTINGENT CANCELLATION OF SHARES OF COMMON STOCK

The Company has sold 2,212,592 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder. In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., had each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they have each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively.

As of August 31, 2011, the Shareholders had agreed to cancel an aggregate total of 2,212,592 common shares. A Few Brilliant Minds Inc. is no longer a party to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

Stock Option Grants

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

On September 13, 2011, the Board of Directors determined that it was advisable to authorize a similar increase in the number of options issued to officers, directors and employees of the Company. The Board approved (i) changing the exercise price of stock options from $1.50 per share to $.75 per share; and (ii) adjusting each individual’s grant of stock options. The Company is co-coordinating the execution of new stock option agreements with all of the relevant parties, and will cancel all existing stock option agreements. Upon the completion of such re-issuance of stock options, the Company will have options to purchase 3,219,585 shares outstanding, each with an exercise price of $0.75 (see Note 9).

$200,000 Loan to the Company

On September 27, 2011, Brantford Resources Ltd. advanced $200,000 to the Company under the terms of a Secured Promissory Note. The terms of this note are as follows: (i) interest shall be calculated at an annual rate of 5%; (ii) the note shall be due on or before September 19, 2012; and (iii) security for the payment of the note shall include any and all assets of Loto and its subsidiaries. In the event of a default, the interest rate on this note shall increase to 15% per annum.

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

Assets and Liabilities

As of August 31, 2011, the Company had total Assets of $139,933, including total current assets of $128,043.  This represented a decline from May 31, 2011, at which time the Company’s total assets were $288,746, including total current assets of $274,846. We have prepaid rent in the amount of $10,836 as a condition of renting business premises, which commenced on March 11, 2011 at Suite 502, 25 Adelaide Street in Toronto, Ontario.  We also own fixed assets with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.  The decrease in assets is predominately a result of using cash to fund expenses in the course of normal operations.

The Company’s total liabilities increased from $675,885 at May 31, 2011 to $761,474 at August 31, 2011.  This increase is the result of regular accruals made in the ordinary course of operations.  Accrued liabilities at August 31, 2011 totalled $305,780 and included the following: Payments due for programming and system testing of $149,306, accrued legal expenses of $15,241, accrued audit fees of $14,900, deferred rent payable of $14,896,  accrued consulting of $59,186, payable due to former shareholders $48,000 and general and administration payables of $4,251. Standby loans and interest totalled $453,502 at August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2011, the Company had $97,321 in cash. As a development stage company, we have limited capital and limited operating resources. We do not have sufficient funds to pay our current accrued liabilities and the current cash on hand in our bank accounts is not sufficient to maintain our operations.

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

The cash on hand in our bank accounts is not sufficient to maintain our operations. We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,200,000.  We will need additional amounts of funding in order to expand our operations.

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

Results of Operations for the Three Months Ended August 31, 2011 and August 31, 2010

Income

We are a development stage company and as of August 31, 2011 there were no contracts in place and no revenue has been received. We do not expect that revenue will be realized until late 2011.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended August 31, 2011, we incurred $195,350 in total operating expenses.  This was a decrease from the period ended August 31, 2010, during which we incurred expenses of $405,157 in total operating expenses.  Since the Company’s inception on September 16, 2008, expenses have totaled $2,656,521.

Included in the quarter August 31, 2010 was a $150,000 non-cash expense relating to the issuance of 200,000 shares of the Company’s common stock in consideration for assistance in listing on the Frankfurt Stock Exchange.

Systems development expenses of $80,238 for the three months ended August 31, 2011 were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August of 2010, and on-going refinement of the Statement of Work and contract.  Systems development expenses of $34,207 for the three months ended August 31, 2009 were incurred for the creation, modification, and maintenance of game demonstrations as well as furtherance of defining the carrier-grade product.

During the three months ended August 31, 2011, salaries expense was $57,951 compared to $127,637 for the three months ended August 31, 2010. The Company has reduced the salaries of full time staff and has allocated staff expense to systems development expense.

During the three months ended August 31, 2011, rent and office expenses of $15,824 were incurred for the head office of the company.  During the three months ended August 31, 2010 rent and office expenses were $27,315.

Legal and accounting fees of $10,176 were incurred for the three months ended August 31, 2011, for the creation of all required public company filings, financial statements and internal corporate needs.  This was a decline from the three months ended August 31, 2010, in which legal and accounting fees of $28,351 were incurred.

Director, Officer and Liability Insurance expenses of $8,117 were incurred for the three months ended August 31, 2011. This was a decrease from the $9,941 for the three months ended August 31, 2010.

Marketing expenses for the three months ended August 31, 2011 were minimal at $981. Marketing expenses of $4,277 for the three months ended August 31, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP’s.

Interest expense accrued on the Standby Loans was $4,765 for the three months ended August 31, 2011, which was a decrease from $5,591 for the three months ended August 31, 2010.

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

Warrants

As of August 31, 2011, we had no outstanding warrants.

Common Stock

As of August 31, 2011, there were 31,739,630 shares issued and outstanding, of which 18,893,704 are restricted from trading.

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

Officer and Director Transitions

Resignation of Gino Porco as Director

Effective as of June 2, 2011, Mr. Gino Porco has resigned as a member of the Board of Directors of the Company.

Appointment of Fulvio Ciano as President and Chief Technology Officer

Effective as of June 2, 2011, Mr. Fulvio Ciano has been appointed as the Company’s President and Chief Technology Officer.  Mr. Stephen Knight, who previously held the position of the Company’s President, remains as the Company’s Chief Executive Officer, Chief Financial Officer and as a member of the Company’s Board of Directors.

Share Cancellations

On June 16, 2011 the Company entered into a resignation and share cancellation agreement with Mr. Gino Porco, who was one of the founders of Company, and A Few Brilliant Minds Inc. (AFBMI).  The Company agreed to repay $85,675 due to the founder within 90 days. In addition, the Company also entered into share cancellation agreements dated June 20, 2011 with two shareholders to cancel 4,800,000 common shares in return for the original purchase price of $48,000.

As a result of the foregoing issuances and cancellations, the Company has 31,739,630 common shares outstanding as of the date of this Report.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Stock Option Grants

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

On September 13, 2011, the Board of Directors determined that it was advisable to authorize a similar increase in the number of options issued to officers, directors and employees of the Company.  The Board approved (i) changing the exercise price of stock options from $1.50 per share to $.75 per share; and (ii) adjusting each individual’s grant of stock options. The Company is co-coordinating the execution of new stock option agreements with all of the relevant parties, and will cancel all existing stock option agreements. Upon the completion of such re-issuance of stock options, the Company will have options to purchase 3,219,585 shares outstanding, each with an exercise price of $0.75.

$200,000 Loan to the Company

On September 27, 2011, Brantford Resources Ltd. advanced $200,000 to the Company under the terms of a Secured Promissory Note.  The terms of this note are as follows: (i) interest shall be calculated at an annual rate of 5%; (ii) the note shall be due on or before September 19, 2012; and (iii) security for the payment of the note shall include any and all assets of Loto and its subsidiaries. In the event of a default, the interest rate on this note shall increase to 15% per annum.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of August 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 10.12
Share Cancellation Agreement, by and between the Company, A Few Brilliant Minds Inc. and Gino Porco, dated as of June 16, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Exhibit 10.13
Share Cancelation Agreement, by and between the Company and NAC Investment Ltd., dated as of June 20, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Exhibit 10.14
Share Cancellation Agreement, by and between the Company and 2208155 Ontario Inc., dated as of June 20, 2011, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

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
Dated:       October 17, 2011