Form 10-Q/A
period 2011-08-31
Loto Inc.
filed 2011-11-15
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

Loto, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 17, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

The Company has also amended "Note 11 - Subsequent Events" and the subsequent events section of the Management's Discussion and Analysis of Financial Condition and Results of Operations to delete the references to Stock Option Grants.  No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

i

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

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO AUGUST 31, 2011

				Deficit
				Accumulated
				During	Other
			Additional	Development	Comprehensive
	Shares	Amount	Paid-In Capital	Stage	Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of Mobilotto, Inc.	20,000,000	2,000	(2,000)			0

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares	(1,000,000)	(100)				(100)

Sale of shares	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	200,000	20	149,980			150,000

Sale of shares	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders	572,963	57	(57)			0

Cancellation of shares issued for Consulting services	(200,000)	(20)	(149,980)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	55,333,334	5,533	2,073,780	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					15,592	15,592
Cancellation of Founders' shares (Note 7)	(18,793,704)	(1,879)				(1,879)

Cancellation of Shares (Note 7)	(4,800,000)	(480)	(47,520)			(48,000)

Net loss				(200,115)		(200,115)

BALANCE - August 31, 2011	31,739,630	3,174	2,026,260	(2,656,521)	5,546	(621,541)

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

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTO INC.

Date: November 15 , 2011	By:	/s/ Fulvio Ciano
		Name:	Fulvio Ciano
		Title:	Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer