Form 10-Q
period 2011-11-30
Loto Inc.
filed 2012-01-23
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of January 20, 2012, the Issuer had 32,712,626 shares of its Common Stock outstanding.

PART I    FINANCIAL INFORMATION

LOTO Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	November 30, 2011 UNAUDITED	May 31, 2011 AUDITED
CURRENT ASSETS:

Cash	$244,744	$153,162
Prepaid rent	10,836	10,836
Receivables (Note 3)	11,447	110,848

TOTAL CURRENT ASSETS	267,027	274,846

Property and equipment, at cost	31,060	31,060
Accumulated amortization	(21,180)	(17,160)
Net capital assets (Note 4)	9,880	13,900

TOTAL ASSETS	$276,907	$288,746

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$202,217	$226,836
Standby loan (Note 6)	458,267	448,737
Promissory Note (Note 6)	201,753
Due to stockholders	2,192	312

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	864,429	675,885

STOCKHOLDERS' DEFICIENCY:
Common stock, par value $0.0001 (note 7)
100,000,000 shares authorized
32,106,330 issued and outstanding (2010-55,333,334)	3,211	5,533
Additional paid-in capital	2,279,246	2,073,780
Other comprehensive loss	(5,320)	(10,046)
Deficit accumulated during development stage	(2,864,659)	(2,456,406)

TOTAL STOCKHOLDERS' DEFICIENCY	$(587,522)	$(387,139)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$276,907	$288,746

See notes to the consolidated financial statements

LOTO Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended November 30, 2011 UNAUDITED	For the Three Months Ended November 30, 2010 UNAUDITED	For the Six Months Ended November 30, 2011 UNAUDITED	For the Six Months Ended November 30, 2010 UNAUDITED	From Inception (September 16, 2008) to November 30, 2011 UNAUDITED

REVENUE	-	-			-

EXPENSES
General and administrative expenses	201,620	297,522	396,970	697,090	2,817,869
OPERATING LOSS	201,620	297,522	396,970	697,090	2,817,869

OTHER EXPENSE
Interest Expense	6,518	5,664	11,283	11,254	46,790

NET LOSS FOR THE PERIOD	208,138	303,186	408,253	708,344	2,864,659

Basic and fully diluted earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	31,861,863	55,251,181	34,199,815	54,767,328

See notes to the consolidated financial statements

LOTO Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (SEPTEMBER 16, 2008) TO NOVEMBER 30, 2011

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	20,000,000	2,000	18,000			20,000

Shares issued in connection with Acquisition of	20,000,000	2,000	(2,000)			0
Mobilitto, Inc.

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	0	9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares	(1,000,000)	(100)				(100)

Sale of shares	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)

Issuance of shares for Consulting services	200,000	20	149,980			150,000

Sale of shares	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders	572,963	57	(57)			0

Cancellation of shares issued for Consulting services	(200,000)	(20)	(149,980)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	55,333,334	5,533	2,073,780	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					4,726	4,726

Cancellation of Founders' shares (Note 7)	(18,793,704)	(1,879)				(1,879)

Cancellation of Shares (Note 7)	(4,800,000)	(480)	(47,520)			(48,000)

Sale of shares	366,700	37	274,988			275,025

Share issue costs			(22,002)			(22,002)

Net loss				(408,253)		(408,253)

BALANCE -November 30, 2011	32,106,330	3,211	2,279,246	(2,864,659)	(5,320)	(587,522)

See notes to the consolidated financial statements

LOTO Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the Six Months Ended November 30, 2011	For the Six Months Ended November 30, 2010	From Inception (September 16, 2008) to November 30, 2011

OPERATING ACTIVITIES:
Net loss for the period	(408,253)	(708,344)	(2,864,659)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	4,018	5,046	21,178
Common stock issued for services	0	150,000	150,000
Cancellation of Common stock issued for services	0		(150,000)
Interest expensed but not paid	11,283	11,254	34,089
Changes in operating assets and liabilities:
Prepaid rent	0	0	(10,836)
Other current assets	99,401	(57,884)	(11,447)
Accrued liabilities	(24,617)	30,526	202,219

NET CASH USED IN OPERATING ACTIVITIES	(318,168)	(569,402)	(2,629,456)

INVESTING ACTIVITIES:
Acquisition of capital assets	0	0	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	0	0	(31,060)

FINANCING ACTIVITIES:
Deposit for stock subscription		0	150,000
Proceeds from loan	200,000	0	625,931
Issuance (net of redemption) of common stock	203,144	1,050,000	2,132,578
Proceeds from stockholder loan	1,880	0	2,071

NET CASH PROVIDED BY INVESTING ACTIVITIES	405,024	1,050,000	2,910,580

Effect of exchange rates on cash	4,726	5,988	(5,320)

INCREASE IN CASH	91,582	486,586	244,744

CASH - BEGINNING OF PERIOD	153,162	309,018	0

CASH - END OF PERIOD	244,744	795,604	244,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year
Interest paid	0	0	0
Income taxes	0	0	0

See notes to the consolidated financial statements

LOTO INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has an accumulated loss of $2,864,659 as of November 30, 2011 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RECEIVABLES

Receivables totaled $11,447 relating to goods & service tax receivables.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated
	Cost	Depreciation	Net

Leasehold improvements	$3,500	$3,500	$0

Computer equipment	$18,950	$13,620	$5,330

Office furniture and equipment	$8,610	$4,060	$4,550

Total	$31,060	$21,180	$9,880

Total depreciation expense for the six months ended November 30, 2011 was $4,020 (2010 - $5,046).

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities totalled $202,217 and included the following: Payments due for programming, system testing and consulting of $123,797, accrued legal expenses of $11,374, accrued audit fees of $14,900, due to former shareholder $48,000 and G&A Expenses of $4,148.

NOTE 6 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to Loto under which they agreed to provide funding to Loto. (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. If Loto breaches any of the covenants, the default rate will be 15% per annum. The standby financing commitment expired on September 30, 2010. As of November 30, 2011, $458,267 including accrued interest was drawn and payable against this commitment.

Included in the standy note is $85,676 inlcuding accrued interest owing to A Few Brilliant Minds, a related party. As a result of a Share Cancellation Agreement (see Note 7), this loan is to be repaid.

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

On November 18, 2011, the Company sold 366,700 shares of the Company’s common stock to nine purchasers (the “Purchasers”) for a purchase price of $.75 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $1.00 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 29,336 shares of the Company’s common stock at an exercise price of $1.00 per share.

These sales were made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  The Purchasers are not a U.S. person (as such term is defined in Rule 902(k) of Regulation S).

NOTE 8 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2012 – $ 72,624
2013 – $ 66,572

NOTE 9 – STOCK OPTION GRANTS

On April 19, 2010, the Company granted 1,900,000 options to three members of the Company’s Board of Directors at an exercise price of $1.50 per share. The options vested on April 19, 2011, and 950,000 options may be exercised on April 19, 2011.

As of November 29, 2011, the Company issued additional stock options to the following officers and directors of the Company, and revised certain grants made in April of 2010. Such stock options were revised by the Company’s Board of Directors as of January 13, 2012, as follows:

1.
Donald Ziraldo was issued options to purchase 300,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share.  Such options are exercisable on November 29, 2011.  Such options will terminate on November 29, 2014.  Certain other stock options previously issued by the Company to Mr. Ziraldo have been reduced from options to purchase 900,000 shares to options to purchase 500,000 shares, at an exercise price of $1.50 per share.  Half of such options vested as of April 19, 2011 and the other half shall vest as of April 19, 2012. These options to purchase 500,000 shares shall expire on April 19, 2013.

2.
Randal Barrs was issued options to purchase 312,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share. Such options are exercisable on November 29, 2011.  Such options will terminate on November 29, 2014. Certain other stock options previously issued by the Company to Mr. Barrs have been reduced from options to purchase 450,000 shares to options to purchase 250,000 shares, at an exercise price of $1.50 per share. Half of such options vested as of April 19, 2011 and the other half shall vest as of April 19, 2012. These options to purchase 250,000 shares shall expire on April 19, 2013.

3.
Alan Ralph was issued options to purchase 300,000 shares of the Company’s common stock,with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share. Such options are exercisable on November 29, 2011. Such options will terminate on November 29, 2014.

4.
Todd Halpern was issued options to purchase 1,400,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share. Such options are exercisable on November 29, 2011. Such options will terminate on November 29, 2014. Todd Halpern was also issued options to purchase 150,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $1.50 per share. Half of such options are exercisable on November 29, 2012 and the other half on November 29, 2013. Such options will terminate on November 29, 2014.

5.
Fulvio Ciano was issued options to purchase 1,269,585 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $1.50 per share. Half of such options are exercisable on November 29, 2012 and the other half on November 29, 2013.  Such options will terminate on November 29, 2014.

Each of Mr. Ziraldo, Mr. Barrs, Mr. Ralph and Mr. Halpern are directors of the Company.  Mr. Ciano is the Company’s Chief Executive Officer and Chief Financial Officer.

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

No options were exercised during the quarter ended November 30, 2011 and none were exercisable during the quarter ended November 30, 2010. The Company has determined that the vested options had an exercise price in excess of fair value and as such no expense was recorded.

NOTE 10 – CANCELLATION OF SHARES OF COMMON STOCK

During the fiscal years ended May 31, 2010 and May 31, 2011, the Company sold 2,212,592 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder. In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively.  As of May 31, 2011, the Shareholders had agreed to cancel an aggregate total of 2,212,592 common shares.

Pursuant to such Tender and Cancellation Agreement Re Company Private Placements, 606,296 shares of the Company’s common stock were to be canceled by 2238646 Ontario Inc., such that 2238646 Ontario Inc. would have 18,693,704 issued and outstanding shares of the Company’s common stock, as the Company has previously disclosed.  On November 29, 2011, the Company’s Board of Directors determined that it was advisable to reverse the Tender and Cancellation Agreement Re Company Private Placements and not cancel the shares of 2238646 Ontario Inc. However, this reversion was not implemented until December 1, 2011. As a result of this reversion, 2238646 Ontario Inc. will retain all 19,300,000 shares of its common stock without giving effect to any cancelations. Mr. Randall Barrs, one of the Company’s directors, is also a shareholder and director of 2238646 Ontario Inc., the Company’s majority shareholder.  Mr. Barrs abstained from deliberation and voting regarding this cancelation. A Few Brilliant Minds Inc. previously tendered and canceled all of its shares of the Company, and the reversion will have no effect on such previously tendered and canceled shares owned by A Few Brilliant Minds Inc.

As of November 30, 2011, the Company had 32,106,330 shares issued and outstanding.  As of January 20, 2012, the Company now has 32,712,626 shares issued and outstanding, as a result of the reversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OFOPERATIONS

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

Assets and Liabilities

As of November 30, 2011, the Company had total Assets of $276,907, including total current assets of $267,027. This represented a decline from May 31, 2011, at which time the Company’s total assets were $288,746, including total current assets of $274,846. We have prepaid rent in the amount of $10,836 as a condition of renting business premises, which commenced on March 11, 2011 at Suite 502, 25 Adelaide Street in Toronto, Ontario.  We also own fixed assets with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.  The decrease in assets is predominately a result of using cash to fund expenses in the course of normal operations.

The Company’s total liabilities increased from $675,885 at May 31, 2011 to $864,429 at November 30, 2011.  This increase is the result of regular accruals made in the ordinary course of operations and a promissory note of $200,000 issued by the company.  Accrued liabilities at November 30, 2011 totalled $202,217 and included the following: Payments due for programming and system testing and consulting of $123,797, accrued legal expenses of $11,374, accrued audit fees of $14,900, payable due to former shareholders of $48,000 and general and administration payables of $5,300. Standby loans and interest totalled $458,267 at November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2011, the Company had $244,744 in cash. As a development stage company, we have limited capital and limited operating resources. We do not have sufficient funds to pay our current accrued liabilities and the current cash on hand in our bank accounts is not sufficient to maintain our operations.

Through November 30, 2011, we have raised $2,282,457 via private placements of common stock, and $660,020 via loan agreements. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products. Therefore we anticipate further capital raises will be required to bring the company to revenues.

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

Results of Operations for the Three and Six Months Ended November 30, 2011 and November 30, 2010

Income

We are a development stage company and as of November 30, 2011 there were no contracts in place and no revenue has been received. We do not expect that revenue will be realized until June 2012.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended November 30, 2011, we incurred $208,138 in total operating expenses.  This was a decrease from the period ended November 30, 2010, during which we incurred expenses of $303,186 in total operating expenses.  Since the Company’s inception on September 16, 2008, expenses have totaled $2,864,659.

During the six months ended November 30, 2011, we incurred $408,253 in total operating expenses.  This was a decrease from the six month period ended November 30, 2010, during which we incurred expenses of $708,344 in total operating expenses.

Systems development expenses of $78,088 for the three months ended November 30, 2011 were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August of 2011, and on-going refinement of the Statement of Work and contract.  Systems development expenses of $56,155 for the three months ended November 30, 2010 were incurred for the creation, modification, and maintenance of game demonstrations as well as furtherance of defining the carrier-grade product.

During the three months ended November 30, 2011, salaries expense was $114,110 compared to $218,555 for the three months ended November 30, 2010. The Company has reduced the salaries of full time staff and has allocated staff expense to systems development expense.

During the three months ended November 30, 2011, rent and office expenses of $15,572 were incurred for the head office of the company.  During the three months ended November 30, 2010 rent and office expenses were $23,460.

Legal and accounting fees of $24,180 were incurred for the six months ended November 30, 2011, for the creation of all required public company filings, financial statements and internal corporate needs.  This was a decline from the six months ended November 30, 2010, in which legal and accounting fees of $85,482 were incurred.

Director, Officer and Liability Insurance expenses of $15,707 were incurred for the six months ended November 30, 2011.

Marketing expenses for the three months ended November 30, 2011 were minimal at $4,822 Marketing expenses of $5,475 for the three months ended November 30, 2010 were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP’s.

Interest expense accrued on the Standby Loans was $6,518 for the three months ended November 30, 2011, which was an increase from $5,664  for the three months ended November 30, 2010.

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

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing in the amount of $1,000,000.

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

Warrants

As of November 30, 2011, we had no outstanding warrants.

Common Stock

As of November 30, 2011, there were 32,106,330 shares of the Company’s common stock issued and outstanding.

Employees

We currently have 5 full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration.  These include our Chief Executive Officer and CFO, President and CTO, our Director of Development, our Development Analyst, our Director of Human Resources and Administration.

We expect to hire additional full time employees in the coming year as necessities dictate.

We have engaged consultants for accounting, legal, and other part-time and occasional services.

Officer and Director Transitions

Resignation of Stephen Knight as Chief Executive Officer, Chief Financial Officer and Director

Effective as of October 21, 2011, Mr. Stephen Knight resigned as the Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company.

Appointment of Fulvio Ciano as Chief Executive Officer and Chief Financial Officer

Effective as of October 21, 2011, Mr. Fulvio Ciano has been appointed as the Chief Executive Officer and Chief Financial Officer of the Company.   Since June 2, 2011, Mr. Ciano has served as the Company’s President and Chief Technology Officer.

As of October 21, 2011, the Company and Mr. Ciano entered into an Employment Agreement, pursuant to which Mr. Ciano will be paid One Hundred and Twenty Thousand (120,000) Canadian Dollars per annum, less any applicable statutory and regulatory deductions (the “Base Salary”).  This Base Salary shall be increased to one hundred fifty thousand (150,000) Canadian Dollars per annum upon the Company’s receipt of revenue from the sale of its products and services.

Reversal of Tender and Cancellation Agreement Re Company Private Placements

During the fiscal years ended May 31, 2010 and May 31, 2011, the Company sold 2,212,592 shares of the Company’s common stock in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S promulgated thereunder. In connection therewith, two of the Company’s shareholders, A Few Brilliant Minds Inc. and 2238646 Ontario Inc., each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively.  As of May 31, 2011, the Shareholders had agreed to cancel an aggregate total of 2,212,592 common shares.

Pursuant to such Tender and Cancellation Agreement Re Company Private Placements, 606,296 shares of the Company’s common stock were to be canceled by 2238646 Ontario Inc., such that 2238646 Ontario Inc. would have 18,693,704 issued and outstanding shares of the Company’s common stock, as the Company has previously disclosed.  On November 29, 2011, the Company’s Board of Directors determined that it was advisable to reverse the Tender and Cancellation Agreement Re Company Private Placements and not cancel the shares of 2238646 Ontario Inc. However, this reversion was not implemented until December 1, 2011. As a result of this reversion, 2238646 Ontario Inc. will retain all 19,300,000 shares of its common stock without giving effect to any cancelations. Mr. Randall Barrs, one of the Company’s directors, is also a shareholder and director of 2238646 Ontario Inc., the Company’s majority shareholder.  Mr. Barrs abstained from deliberation and voting regarding this cancelation. A Few Brilliant Minds Inc. previously tendered and canceled all of its shares of the Company, and the reversion will have no effect on such previously tendered and canceled shares owned by A Few Brilliant Minds Inc.

As of November 30, 2011, the Company had 32,106,330 shares issued and outstanding.  As of January 20, 2012, the Company now has 32,712,626 shares issued and outstanding, as a result of the reversion.

Stock Option Grants

As of November 29, 2011, the Company issued stock options to the following officers and directors of the Company.  Such stock options were revised by the Company’s Board of Directors as of January 13, 2012, as follows:

1.
Donald Ziraldo was issued options to purchase 300,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share. Such options are exercisable on November 29, 2011. Such options will terminate on November 29, 2014. Certain other stock options previously issued by the Company to Mr. Ziraldo have been reduced from options to purchase 900,000 shares to options to purchase 500,000 shares, at an exercise price of $1.50 per share. Half of such options vested as of April 19, 2011 and the other half shall vest as of April 19, 2012. These options to purchase 500,000 shares shall expire on April 19, 2013.

2.
Randal Barrs was issued options to purchase 312,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share. Such options are exercisable on November 29, 2011. Such options will terminate on November 29, 2014. Certain other stock options previously issued by the Company to Mr. Barrs have been reduced from options to purchase 450,000 shares to options to purchase 250,000 shares, at an exercise price of $1.50 per share. Half of such options vested as of April 19, 2011 and the other half shall vest as of April 19, 2012. These options to purchase 250,000 shares shall expire on April 19, 2013.

3.
Alan Ralph was issued options to purchase 300,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share.  Such options are exercisable on November 29, 2011.  Such options will terminate on November 29, 2014.

4.
Todd Halpern was issued options to purchase 1,400,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.75 per share.   Such options are exercisable on November 29, 2011.  Such options will terminate on November 29, 2014. Todd Halpern was also issued options to purchase 150,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $1.50 per share.  Half of such options are exercisable on November 29, 2012 and the other half on November 29, 2013.  Such options will terminate on November 29, 2014.

5.
Fulvio Ciano was issued options to purchase 1,269,585 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $1.50 per share.  Half of such options are exercisable on November 29, 2012 and the other half on November 29, 2013.  Such options will terminate on November 29, 2014.

Each of Mr. Ziraldo, Mr. Barrs, Mr. Ralph and Mr. Halpern are directors of the Company.  Mr. Ciano is the Company’s Chief Executive Officer and Chief Financial Officer.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of November 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2011, the Company sold 366,700 shares of the Company’s common stock to nine purchasers (the “Purchasers”) for a purchase price of $.75 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $1.00 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 29,336 shares of the Company’s common stock.

These sales were made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  The Purchasers are not a U.S. person (as such term is defined in Rule 902(k) of Regulation S).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: RESERVED

Not Applicable.

ITEM 5: OTHER INFORMATION

Those sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Officer and Director Transitions,” “Reversal of Tender and Cancellation Agreement Re Company Private Placements,” and “Stock Option Grants” are incorporated herein by reference thereto.

ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 10.15	Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011.

Exhibit 10.16	Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011.

Exhibit 10.17	Stock Option Agreement, by and between the Company and Alan Ralph, dated as of November 29, 2011.

Exhibit 10.18	Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011.

Exhibit 10.19	Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011.

Exhibit 10.20	Stock Option Agreement, by and between the Company and Fulvio Ciano, dated as of November 29, 2011.

Exhibit 10.21	Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011.

Exhibit 10.22	Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011.

Exhibit 10.23	Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTO INC.

By:	/s/ Fulvio Ciano
Name:	Fulvio Ciano
Title:	Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer

Dated:  January 20, 2012