Form 10-Q
period 2012-02-29
Mobile Integrated Systems, Inc.
filed 2012-04-23
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   000-53770

Mobile Integrated Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 502, 25 Adelaide Street
Toronto, Ontario, Canada M5C 3A1
 (Address of principal executive offices)

(416) 479-0880
(Registrant’s Telephone Number, Including Area Code)

Loto Inc.
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 20, 2012, the Issuer had 153,733,130 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

MOBILE INTEGRATED SYSTEMS INC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

CURRENT ASSETS:	February 29, 2012 UNAUDITED	May 31, 2011 AUDITED

Cash	$26,120	$153,162
Prepaid rent	10,836	10,836
Receivables (Note 3)	29,016	110,848

TOTAL CURRENT ASSETS	65,972	274,846

Property and equipment, at cost	31,060	31,060
Accumulated amortization	(23,217)	(17,160)
Net capital assets (Note 4)	7,843	13,900

TOTAL ASSETS	$73,815	$288,746

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$174,929	$226,836
Standby loan (Note 6)	463,032	448,737
Promissory Note (Note 6)	204,219
Due to stockholders	2,192	312

CURRENT LIABILITIES AND TOTAL LIABILITIES	844,372	675,885

STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 (note 7)
100,000,000 shares authorized
32,712,626 issued and outstanding (2011-55,333,334)	3,272	5,533
Additional paid-in capital	3,347,413	2,073,780
Other comprehensive gain (loss)	(5,320)	(10,046)
Deficit accumulated during development stage	(4,115,922)	(2,456,406)

TOTAL STOCKHOLDERS' DEFICIENCY	$(770,557)	$(387,139)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$73,815	$288,746

	$0

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS INC
(A Development Stage Company)
					From Inception
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	(September 16, 2008
	Ended February 29, 2012	Ended February 28, 2011	Ended February 29, 2012	Ended February 28, 2011	to February 29, 2012)
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	33,900	-	33,900	-	33,900
	33,900	-	33,900	-	33,900

EXPENSES
General and Administrative expenses	(209,738)	(117,658	(1,674,875	(814,748)	(4,095,774)
OPERATING (LOSS)	(175,838	(117,658	(1,640,975	(814,748)	(4,061,874)

OTHER EXPENSE
Interest Expense	(7,258)	(5,378	(18,541	(16,992)	(54,048)

NET LOSS FOR THE PERIOD	(183,096)	(123,036	(1,659,516	(831,740)	(4,115,922)

Basic and fully diluted earnings per share	$0.01	$0.00	$0.05	$(0.02)

Weighted Average Shares Outstanding	31,739,630	55,477,778	34,199,815	55,141,289

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS INC
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 16, 2008) TO FEBRUARY 29, 2012

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - MAY 31, 2009	40,000,000	4,000	16,091	(10,979)	-	9,112

Sale of shares	15,000,000	1,500	148,500			150,000

Cancellation of Founders' shares	(1,000,000)	(100)				(100)

Sale of shares	572,963	57	859,386			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	54,572,963	5,457	1,023,977	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	200,000	20	149,980			150,000

Sale of shares	1,400,000	140	1,049,860			1,050,000

Cancellation of Founders' shares	(1,212,592)	(121)				(121)

Issuance of shares to certain existing shareholders	572,963	57	(57)			-

Cancellation of shares issued for Consulting services	(200,000)	(20)	(149,980)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	55,333,334	5,533	2,073,780	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					4,726	4,726
Cancellation of Founders' shares (Note 7)	(18,793,704)	(1,879)				(1,879)

Cancellation of Shares (Note 7)	(4,800,000)	(480)	(47,520)			(48,000)

Sale of shares	366,700	37	274,988			275,025

Share issue costs			(22,002)			(22,002)

Stock Options - Stock Compensation Expense			1,068,167			1,068,167

Cancel Share Reinstatement	606,296	61				61

Net loss				(1,659,516)		(1,659,516)

BALANCE - February 29, 2012	32,712,626	3,272	3,347,413	(4,115,922)	(5,320)	(770,558)

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS INC
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the Nine Months	For the Nine Months	From Inception
	Ended February 29,	Ended February 28,	(September 16, 2008
	2012	2011	to February 29, 2012)

OPERATING ACTIVITIES:
Net loss for the period	(1,659,516)	(831,740)	(4,115,922)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	6,030	7,818	23,190
Common stock issued for services	-	150,000	150,000
Cancellation of Common stock issued for services	-	(150,000)	(150,000)
Interest expensed but not paid	18,541	16,993	41,347
Stock Compensation Expense	1,068,167	-	1,068,167
Changes in operating assets and liabilities:
Prepaid rent	-	(2,717)	(10,836)
Other current assets	81,832	(65,858)	(29,016)
Accrued liabilities	(51,907)	37,368	174,929

NET CASH USED IN OPERATING ACTIVITIES	(536,853)	(838,136)	(2,848,141)

INVESTING ACTIVITIES:
Acquisition of capital assets	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:
Deposit for stock subscription	-	-	150,000
Proceeds from loan	200,000	-	625,931
Issuance (net of redemption) of common stock	203,144	1,050,000	2,132,578
Proceeds from stockholder loan	1,941	-	2,132

NET CASH PROVIDED BY INVESTING ACTIVITIES	405,085	1,050,000	2,910,641

Effect of exchange rates on cash	4,726	10,631	(5,320)

INCREASE (DECREASE) IN CASH	(127,042)	222,495	26,120

CASH - BEGINNING OF PERIOD	153,162	309,018	-

CASH - END OF PERIOD	26,120	531,513	26,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year
Interest paid	-	-	-
Income taxes	-	-	-

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Mobile Integrated Systems, Inc., formerly known as Loto Inc. (the “Company”), together with its wholly owned subsidiary Mobilotto Systems Inc., are development stage companies.  The Company is developing a patent-pending software application that permits the secure purchase of lottery tickets on commercially available “smart” phones and similar mobile telecommunications devices. A smart phone is a mobile phone offering advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications. Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the Company’s intention to operate or license software applications with governments and other lottery operators as the primary source of revenue. The Company has no intention to become a lottery operator. The Company’s mobile lottery software application has not yet been utilized by any lottery operator. For the three months ending February 29, 2012 the Company had revenue of $33,900. This revenue represented a progress payment against the development of a new mobile application for the Princess Margaret Hospital Foundation Home Lottery; the Company did not receive any payment for its mobile lottery software application.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Mobile Integrated Systems, Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiary, Mobilotto Systems Inc., which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholders of Mobilotto contributed all of the outstanding equity interests in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board. Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $33,900 since inception, has an accumulated loss of $4,115,922 as of February 29, 2012 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RECEIVABLES

Receivables totaled $29,016 relating to goods & service tax receivables.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated
	Cost	Depreciation	Net

Leasehold improvements	$3,500	$3,500	$-

Computer equipment	$18,950	$15,200	$3,750

Office furniture and equipment	$8,610	$4,517	$4,093

Total	$31,060	$23,217	$7,843

Total depreciation expense for the three months ended February 29, 2012 was $6,030.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities totaled $174,929 and included the following: Payments due for programming and system testing and consulting of $128,297, accrued legal expenses of $31,104, accrued audit fees of $14,900.

NOTE 6 – STANDBY LOAN

On August 3, 2009, two shareholders, Mhalka Capital Investments Ltd. and 1476448 Ontario Inc., made a standby financing commitment to the Company under which they agreed to provide funding to the Company. (the “Standby Loan”). On April 19, 2010, 2238646 Ontario Inc. entered into a Novation to the Standby Financing Commitment with the Company pursuant to which 2238646 Ontario Inc. has agreed to the remaining commitments of Mhalka Capital Investment Ltd. Draws made on the commitment amount are subject to interest as of the date of the draw at prime rate plus two percent per annum. These amounts are repayable thirty calendar days after demand at any time following the earlier of (a) September 30, 2010 or (b) the date upon which the Company is in receipt of revenues or proceeds from the sales of equity securities. If the Company breaches any of the covenants, the default rate will be 15% per annum. The standby financing commitment expired on September 30, 2010. As of February 29, 2012, $463,032 including accrued interest was drawn and payable against this commitment.

In addition, A Few Brilliant Minds, a related party, has advanced $85,676 including accrued interest. As a result of a Share Cancellation Agreement (see Note 7), this loan has been repaid.

On September 27, 2011, Brantford Resources Ltd. advanced $200,000 to the Company under the terms of a Secured Promissory Note.  The terms of this note are as follows: (i) interest shall be calculated at an annual rate of 5%; (ii) the note shall be due on or before September 19, 2012; and (iii) security for the payment of the note shall include any and all assets of the Company and its subsidiaries. In the event of a default, the interest rate on this note shall increase to 15% per annum. The interest accrued up until February 29, 2012 is $4,219.

NOTE 7 – CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIENCY)

On June 16, 2011 the Company entered into a Share Cancellation Agreement with one of the founders and his company A Few Brilliant Minds Inc. (AFBMI). The founder desired to pursue other business interests and submitted his resignation from the Company's Board together and tendered for cancellation 18,793,704 common shares owned by AFBMI. Concurrent with the execution of the agreement, the Company agreed to repay $85,676 (part of the standby loan, see Note 6) due to the founder within 90 days of that Agreement.

In addition, the Company also entered into Share Cancellation Agreements dated June 20, 2011 with two shareholders to cancel 4,800,000 common shares in return for the original purchase price of $48,000. The amount due is included in accounts payable.

On November 18, 2011, the Company sold 366,700 shares of the Company’s common stock to nine purchasers (the “Purchasers”) for a purchase price of $.75 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $1.00 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 29,336 shares of the Company’s common stock, at an exercise price of $1.00 per share.

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

Each of Mr. Ziraldo, Mr. Barrs, Mr. Ralph and Mr. Halpern are directors of the Company.  Mr. Ciano is the Company’s former Chief Executive Officer and Chief Financial Officer.

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

No options were exercised during the quarter ended February 29, 2012. The Company valued the options as of the grant date using the Black Scholes model.

NOTE 10 – CANCELLATION OF SHARES OF COMMON STOCK

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

As of February 29, 2012, the Shareholders had agreed to cancel an aggregate total of 2,212,592 common shares. A Few Brilliant Minds Inc. is no longer a party to this agreement.

Pursuant to such Tender and Cancellation Agreement Re Company Private Placements, 606,296 shares of the Company’s common stock were to be canceled by 2238646 Ontario Inc., such that 2238646 Ontario Inc. would have 18,693,704 issued and outstanding shares of the Company’s common stock, as the Company has previously disclosed.  On November 29, 2011, the Company’s Board of Directors determined that it was advisable to reverse the Tender and Cancellation Agreement Re Company Private Placements and not cancel the shares of 2238646 Ontario Inc. However, this reversion was not implemented until December 1, 2011. As a result of this reversion, 2238646 Ontario Inc. will retain all 19,300,000 shares of its common stock without giving effect to any cancellations. Mr. Randall Barrs, one of the Company’s directors, is also a shareholder and director of 2238646 Ontario Inc., the Company’s majority shareholder.  Mr. Barrs abstained from deliberation and voting regarding this cancellation. A Few Brilliant Minds Inc. previously tendered and canceled all of its shares of the Company, and the reversion will have no effect on such previously tendered and canceled shares owned by A Few Brilliant Minds Inc.

As of November 30, 2011, the Company had 32,106,330 shares issued and outstanding.  As of December 1, 2011, the Company had 32,712,626 shares issued and outstanding, as a result of the reversion.

NOTE 11 – SUBSEQUENT EVENTS

Cancellation of 2,100,000 shares

On March 7, 2012, a shareholder of the Company tendered for cancellation 2,100,000 shares of the Company’s common stock, pursuant to an agreement with the Company.  The Company did not receive any payment for the cancellation of such shares.

Amendment to the Company’s Articles of Incorporation

Effective as of March 26, 2012, the Company’s Articles of Incorporation were amended as follows:

1.
Article 1 of the Company’s Articles of Incorporation was amended to read: “Name of Corporation: Mobile Integrated Systems, Inc.” (this action is referred to herein as the “Name Change”).  The Company changed its name as part of an effort to re-brand the Company.

2.
Article 3 of the Company’s Articles of Incorporation was amended by (i) increasing the Company’s authorized shares from One Hundred Million Shares (100,000,000) to Three Hundred Million Shares (300,000,000), all of which shares will be common stock, with a par value of $.0001 per share (this action is referred to herein as the “Increase in Authorized Shares,”) and (ii) effecting a five for one forward stock split of the Company’s issued and outstanding shares (this action is referred to herein as the “Stock Split” and together with the Increase in Authorized Shares and the Name Change, as the “Amendments”).  The Company increased its number of authorized shares in order to facilitate the Company’s Stock Split. The Company declared a forward stock split of our Common Stock so that each outstanding share of our Common Stock before the Stock Split now represents five (5) shares after the Stock Split.  The Company’s Board of Directors believed that the Company’s stockholders will benefit from greater liquidity in the Company’s Common Stock.  On the effective date of the Stock Split, each one share of our Common Stock issued and outstanding immediately prior to the Stock Split was converted into five shares of our Common Stock.

Sale of Securities

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers (the “Purchasers”) for a purchase price of $.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company shall pay finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock at an exercise price of $.20 per share.

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

Unless otherwise provided in this Report, references to the "Company," the "Registrant," the "Issuer," "we," "us," and "our" refer to Mobile Integrated Systems, Inc.

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

As of the date of this Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We anticipate our current in progress deployment in Haiti will generate revenues in 2012.

Assets and Liabilities

As of February 29, 2012, the Company had total assets of $73,815, including total current assets of $65,972.  This represented a decline from May 31, 2011, at which time the Company’s total assets were $288,746, including total current assets of $274,846. We have prepaid rent in the amount of $10,836 as a condition of renting business premises, which commenced on March 11, 2011 at Suite 502, 25 Adelaide Street in Toronto, Ontario.  We also own fixed assets with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.  The decrease in assets is predominately a result of using cash to fund expenses in the course of normal operations.

The Company’s total liabilities increased from $675,885 at May 31, 2011 to $844,372 at February 29, 2012.  This increase is the result of regular accruals made in the ordinary course of operations and a promissory note in the amount of $200,000 issued by the Company (this note, with accrued interest, now represents a liability of $204,219). Accrued liabilities at February 29, 2012 totalled $174,929, which was a decrease from $226,836 at May 31, 2011, and included the following: Payments due for programming and system testing and consulting of $128,297, accrued legal expenses of $31,104, accrued audit fees of $14,900. Standby loans and interest totalled $463,032 at February 29, 2012, which was an increase from $448,737 at May 31, 2011.

Liquidity and Capital Resources

As of February 29, 2012, the Company had $26,120 in cash, which was a decrease from $153,162 at May 31, 2011. As a development stage company, we have limited capital and limited operating resources. We do not have sufficient funds to pay our current accrued liabilities and the current cash on hand in our bank accounts is not sufficient to maintain our operations.

Through February 29, 2012, we have raised $2,282,457 via private placements of common stock, and $660,020 via loan agreements.  The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products. Therefore we anticipate further capital raises will be required to bring the company to revenues.

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

Results of Operations for the Three and Nine Months Ended February 29, 2012 and February 29, 2012

Income

We are a development stage company and now also a deployment stage company. For the three months ending February 29, 2012 the Company had revenue of $33,900. This revenue represented a progress payment against the development of a mobile application for the Princess Margaret Hospital Foundation Home Lottery. This contract was a development fee contract and represents the Company’s first successful development and deployment of its technology capabilities.  The Company believes that this project demonstrates the marketability of the Company’s core lottery offering.  Furthermore, the Company believes it has also opened up a new market opportunity in the Fundraising/Foundation market place.  We will continue to concentrate our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We also now have identifiable opportunities and are working closely with partners in Venezuela and Haiti, as well as with some lottery operators in Canada.  In addition, we are actively pursuing other opportunities elsewhere. Our core mobile lottery software application has not yet been utilized by any lottery operators and we have derived limited revenues from our technology.  Based on the progress we have achieved to date we anticipate revenue to increase as we move into 2012. There is no guarantee that we will be able to successfully develop and launch any of these current projects or that it will generate sufficient revenue to sustain our operations.

The Company has also now partnered with Quantitative Alpha Trading Inc. (QAT), a proprietary development company with a leading edge trading platform, to “mobilize” its core product. The product will be a mobile application displaying QAT’s proprietary market sentiment indicator. The Company is currently in beta testing on this product and is excited about the new opportunity that this product offers. The Company intends to execute a Licensing agreement and sell this product on a monthly fee basis and anticipates having a product available in the market by the end of the August 31, 2012. Although there is no guarantee that this product will gain market acceptance and earn revenue, the Company believes that it is in the unique position to be able to offer an advanced proprietary product not currently available in the market.

Expenses

During the three months ended February 29, 2012, we incurred $209,738 in total operating expenses.  This was an increase from the three month period ended February 29, 2011 during which we incurred expenses of $117,658 in total operating expenses.  Since the Company’s inception on September 16, 2008, expenses have totaled $4,095,774.

During the nine months ended February 29, 2012, we incurred $1,674,875 in total expenses.  These expenses included operating expenses of $606,708 and stock compensation expenses of $1,068,167. This was an increase from the nine month period ended February 29, 2011, during which we incurred $814,748 in total operating expenses.

Systems development expenses of $77,985 for the three months ended February 29, 2012 were incurred for the creation and scoring of the Company’s development request for proposal which was issued in late August of 2011, and on-going refinement of the Statement of Work and contract.  Systems development expenses of $74,936 for the three months ended February 29, 2011 were incurred for the creation, modification, and maintenance of game demonstrations as well as furtherance of defining the carrier-grade product.

During the three months ended February 29, 2012, salaries expense was $42,357 compared to $97,263 for the three months ended February 29, 2011. The Company has reduced the salaries of full time staff and has allocated staff expense to systems development expense.

During the three months ended February 29, 2012, rent and office expenses of $16,917 were incurred for the head office of the Company.  During the three months ended February 29, 2011 rent and office expenses were $19,407.

Legal and accounting fees of $53,624 were incurred for the three months ended February 29, 2012, for the creation of all required public company filings, financial statements and internal corporate needs.  This was an increase from the three months ended February 29, 2011, in which legal and accounting fees of $18,612 were incurred.

Director, Officer and Liability Insurance expenses of $8,052 were incurred for the three months ended February 29, 2012.

Marketing expenses for the three months ended February 29, 2012 were $5,951. Marketing expenses of $1,563 for the three months ended February 29, 2011were incurred in the creation and printing of investor information, product information, specific lottery operator presentations and RFP’s.

Interest expense accrued on the Standby Loan(s) was $7,258 for the three months ended February 29, 2012.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.	Changing the name of the Company to Mobile Integrated Systems Inc. to represent the Company’s expanded focus on developing and deploying mobile applications around its core technology platform.

2.	Partner with Quantitative Alpha Trading Inc. to offer a mobile offering of the Company’s proprietary market sentiment indicator.

3.	Completion of the patent and trademark registrations.

4.	Adherence to our Marketing Plan (see section below).

5.
Completion of the systems development to ensure we have a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing).

6.	As opportunities arise, partner with existing suppliers of games to lottery operators in order to mobilize existing lottery games.

7.
Remain flexible in our business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

8.	Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

9.	Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

10.	Proactively communicate and present our product and brand to prospective lottery operators, and understand their needs for new sources of revenue.

Marketing Plan

Our marketing plan is a combination of branding, lottery association participation, communication, presentations, and meetings with lottery operators, public messaging, and partnership initiatives with other corporate entities.  Specifically, our plan calls for:

1.	Changing the name of the Company to Mobile Integrated Systems Inc. to represent the Company's expanded focus on developing and deploying mobile applications around in core technology platform

2.
Attending and participating in lottery association events / tradeshows in order to meet prospective clients, speak about mobile lottery opportunities, and present the Company’s Mobilotto brand. These would include the World Lottery Association as well as the North American Association of State & Provincial Lotteries, among others.

3.
Review each geographical region to justify the development of a mobile gaming environment. Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and operators who express an interest in our product and service.

4.
On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of the Company’s products.  Currently, opportunities appear to be strong in Canada, Africa, Mexico, Asia, and Europe.  Also, the U.S. may become a market for the Company should existing restrictions on internet lottery be changed, or the Company’s geo-locational restrictions be confirmed.

5.
While brand and product marketing will be supported by the lottery operators and by the mobile network operators, we intend on pursuing additional local marketing efforts including mass awareness campaigns, cause support, and seeking specific customer input.

6.	Develop relationships with existing internet gaming companies to “mobilize” their product offerings.

7.	Once the Company’s product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are negotiating private financing in the amount of $1,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate that approximates $6,100 per month.

Warrants

As of February 29, 2012, the Company had issued warrants to purchase 396,036 shares of the Company’s common stock, at an exercise price of $1.00 per share.

Common Stock

As of February 29, 2012, there were 32,712,626 shares of the Company’s common stock issued and outstanding.  Following the cancellation of 2,100,000 shares, the Company’s five for one stock split, and the issuance of 670,000 shares in April pursuant to securities purchase agreements, there are now 153,733,130 shares of the Company’s common stock issued and outstanding.

Employees

We currently have 5 full-time employees who are dedicated to the primary functions of proprietary technology, sales and marketing to lottery operators, development of existing and next generation games for mobile application, and corporate administration.  These include our Chief Executive Officer, our President, CFO and CTO, our Director of Development, our Development Analyst, and our Director of Human Resources and Administration.

We expect to hire additional full time employees in the coming year as necessities dictate.

We have engaged consultants for accounting, legal, and other part-time and occasional services.

Officer and Director Transitions

Effective as of February 1, 2012: (i) Mr. Emlyn David has been appointed as the Chief Executive Officer of the Company and as a Member of the Company’s Board of Directors (the “Board”); (ii) Mr. Rich Schaeffer has been appointed as a Member and as Co-Chairman of the Board; (iii) Mr. Todd Halpern, a Member of the Board, has been appointed as Co-Chairman of the Board; (iv) Mr. James McGovern has been appointed as a Member of the Board; (v) Mr. Fulvio Ciano has resigned as the Chief Executive Officer of the Company; and (vi) Mr. Donald Ziraldo has resigned as the Chairman of the Board.

Effective as of February 14, 2012, Mr. Benjamin Chesir has been appointed as a Member of the Board.

Amendment to the Company’s By-Laws

Effective as of February 1, 2012, the Board approved the following amendment to the Company’s By-Laws, to increase the maximum authorized number of members of the Board from seven (7) to ten (10).  Article III, Section 3.2 of the Company’s By-Laws was deleted in its entirety and replaced with the following:

Section 3.2 Number, Tenure, and Qualifications. The Board of Directors of the Corporation shall consist of at least one (1) individual(s) and not more than ten (10) individuals. The number of directors within the foregoing fixed minimum and maximum may be established and changed from time to time by resolution adopted by the Board of Directors of the Corporation without amendment to these Bylaws or the Articles of Incorporation. Each director shall hold office until his or her successor shall be elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. No reduction of the number of directors shall have the effect of removing any director prior to the expiration of his or her term of office. No provision of this Section shall be restrictive upon the right of the Board of Directors to fill vacancies or upon the right of the stockholders to remove directors as is hereinafter provided.

Subsequent Events

Cancellation of 2,100,000 shares

On March 7, 2012, a shareholder of the Company tendered for cancellation 2,100,000 shares of the Company’s common stock, pursuant to an agreement with the Company.  The Company did not receive any payment for the cancellation of such shares.

Amendment to the Company’s Articles of Incorporation

Effective as of March 26, 2012, the Company’s Articles of Incorporation were amended as follows:

1.
Article 1 of the Company’s Articles of Incorporation was amended to read: “Name of Corporation: Mobile Integrated Systems, Inc.” (this action is referred to herein as the “Name Change”).  The Company changed its name as part of an effort to re-brand the Company.

2.
Article 3 of the Company’s Articles of Incorporation was amended by (i) increasing the Company’s authorized shares from One Hundred Million Shares (100,000,000) to Three Hundred Million Shares (300,000,000), all of which shares will be common stock, with a par value of $.0001 per share (this action is referred to herein as the “Increase in Authorized Shares,”) and (ii) effecting a five for one forward stock split of the Company’s issued and outstanding shares (this action is referred to herein as the “Stock Split” and together with the Increase in Authorized Shares and the Name Change, as the “Amendments”).  The Company increased its number of authorized shares in order to facilitate the Company’s Stock Split. The Company declared a forward stock split of our Common Stock so that each outstanding share of our Common Stock before the Stock Split now represents five (5) shares after the Stock Split.  The Company’s Board of Directors believed that the Company’s stockholders will benefit from greater liquidity in the Company’s Common Stock.  On the effective date of the Stock Split, each one share of our Common Stock issued and outstanding immediately prior to the Stock Split was converted into five shares of our Common Stock.

On February 14, 2012, the Board of Directors of the Company approved and recommended the Amendments.  Stockholders holding a majority of the voting rights of all outstanding shares of capital stock then voted in favor of the foregoing proposals by written consent.

Securities Purchase Agreements

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers (the “Purchasers”) for a purchase price of $.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company shall pay finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock at an exercise price of $.20 per share.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2012, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 29, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers (the “Purchasers”) for a purchase price of $.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company shall pay finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock at an exercise price of $.20 per share.

These sales were made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  The Purchasers are not a U.S. person (as such term is defined in Rule 902(k) of Regulation S).

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

Those sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Cancellation of 2,100,000 shares,” and “Securities Purchase Agreements” are incorporated herein by reference thereto.

ITEM 6:	EXHIBITS

Exhibit	Description

Exhibit 3.4	Bylaws of the Company, as amended.

Exhibit 3.5	Amendment to the Articles of Incorporation of the Company.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE INTEGRATED SYSTEMS, INC.

By:	/s/ Emlyn David
Name:	Emlyn David
Title:	Chief Executive Officer

By:	/s/ Fulvio Ciano
Name:	Fulvio Ciano
Title:	Principal Financial Officer and Chief Executive Officer

Dated: April 23, 2012