Form 10-K
period 2012-05-31
Mobile Integrated Systems, Inc.
filed 2012-10-19
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,668,130 at November 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 152,379,630 shares issued at October 5, 2012.

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

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in tests; the risk that the testing process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the “Company,” “Mobi,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Mobile Integrated Systems, Inc.

PART I

ITEM 1:	BUSINESS

Introduction

Mobile Integrated Systems, Inc., formerly known as Loto Inc., together with its wholly owned subsidiary Mobilotto Systems Inc., are development stage software companies that operate horizontally across a variety of industry sectors.  During the period covered by this Report, the Company developed software for use in lotteries; subsequent to the period covered by this Report, the Company has commenced plans to enter into new businesses.  The Company develops and operates proprietary mobile software platforms in the areas of lottery, financial services and parking, and intends to expand into other verticals.  Mobile phones offer advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications that can be used as infrastructure by many industries.

The Company’s different forms of software are at different levels of development.  For the twelve months ended May 31, 2012 the Company had insignificant revenues, all of which were in the lottery field. The Company's proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities.   It is the Company’s intention to license and operate our lottery software to governments and other lottery operators as a primary source of revenue. The Company has no intention to become a lottery operator nor does it intend to enter the gaming space. The Company’s lottery software application has not yet been utilized by any lottery operator.

The Company's parking software will be sold to parking site operators to offer mobile payment systems to their users.  This line of business is in the prototype phase.

Corporate Development

The Company was incorporated in the state of Nevada on April 22, 2009, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009 the Company acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).  Effective as of March 26, 2012, the Company’s Articles of Incorporation were amended as follows:

1.
Article 1 of the Company’s Articles of Incorporation was amended to read: “Name of Corporation: Mobile Integrated Systems, Inc.” The Company changed its name as part of an effort to re-brand the Company.

2.
Article 3 of the Company’s Articles of Incorporation was amended by (i) increasing the Company’s authorized shares from One Hundred Million Shares (100,000,000) to Three Hundred Million Shares (300,000,000), all of which shares will be common stock, with a par value of $.0001 per share; and (ii) effecting a five for one forward stock split of the Company’s issued and outstanding shares (this action is referred to herein as the “Stock Split”).  The Company increased its number of authorized shares in order to facilitate the Company’s Stock Split.  The Company’s Board of Directors believed that the Company’s stockholders will benefit from greater liquidity in the Company’s Common Stock.

Subsequent to the period covered by this Report, Mobile Integrated Systems, Inc. and Quantitative Alpha Trading, Inc. announced the execution of a definitive agreement dated August 20, 2012, providing that Mobile Integrated Systems, Inc. will acquire all of the outstanding common shares of Quantitative Alpha Trading, Inc. on the basis of 0.2222 of a share of Mobile Integrated Systems’ common stock in exchange for each outstanding share of Quantitative Alpha Trading.  The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products.  The software to be acquired through such acquisition will be sold to securities traders.  This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is the Company's intention to license our financial software to financial organizations and individuals as a primary source of revenue.  The Company has no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity.  The Company's financial software is expected to be distributed through software app stores and distribution agreements.  The Company has not received any payment for the use of its financial software as of the date of this Report.

The Company has 152,379,630 common shares issued and outstanding as of the date of this Report.  As of May 31, 2012, the Company had 154,133,130 common shares issued and outstanding.  On June 27, 2012, pursuant to an agreement with a shareholder, 1,753,500 shares of the Company’s common stock were cancelled.

Current Status of our Lottery Business

As of the date of this Report, that Company believes that our mobile lottery software application has now been completed according to our stage 1 targets.  Such software application has been internally tested and reviewed, and the Company believes that it is ready for commercial deployment. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology.  We are actively selling our lottery application using SMS features and our smartphone solutions (smartphone is available on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon on Apple’s iOS such as IPhones and IPads and Google’s Android Platform). The completed software includes lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions.

We currently maintain appropriate internal resources and manage two external vendors in order to further the development of the technology for both the core SMS and smartphone lottery products.

We are currently soliciting lottery operators and will expand this effort through agent and partnership channels. The completion of the system’s development has enabled us to provide a robust product and all the required modules for end-to-end lottery play (including player registration, numbers selection, authorization, settlement, and player communication / marketing).

We expect the sales cycle with each prospective lottery operator will take between six and eighteen months, covering the period from initiation of our sales solicitation through technical demonstrations, testing, negotiations and closing of contracts for mobile lottery operations. We have signed a lottery operator contract in Venezuela and we are in the process of completing the pre-launch integration activities.

We have also commenced a broad sales and marketing program with several other lottery operators in the USA, Canada and other jurisdictions.   Our current business status and the continuing development of our software application as well as the plans for commercial launch of our product are subject to many uncertainties that present material risks to investors.

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

Our Business Model Premises

In March of 2012, the Company changed its name from “Loto Inc.” to “Mobile Integrated Systems, Inc.” to better reflect our enhanced business model of expanding our prospective ability to generate revenue using the transaction server technology we have developed.   The Company now owns and operates several development stage properties under the brand “MOBI”.  All products we develop and sell now benefit from the brand “MOBI” appended to the name of the underlying business.  For instance our Lottery product is called MobiLotto.  Our mobile parking solution is called MobiPark.  Our financial software, acquired recently, will be branded MobiInvest.  Mobile Integrated Systems, Inc. will continue to develop or acquire new families of products to ensure that we have a diversified portfolio of software families.  We will also ensure that the products that we build or acquire have common underlying requirements so as to benefit from economies of scale which will ultimately increase our profit margins.

It is anticipated that each of the businesses owned by the Company will generate revenue through software licensing.  The Company intends to offer two forms of licensing.  One is transaction based and the other is based on the number of users.  The Company anticipates that revenue models will be as follows:

MobiLotto:  This family of cloud-based software products is anticipated to be sold to lottery operators through a license that entitle MobiLotto to a percentage of total lottery sales.

MobiPark:  This family of cloud-based software products is anticipated to be sold via license to parking operators that wish to replace last generation parking infrastructure with our mobile solution.  Revenue is expected to be transaction based.  The more people park the more revenue the license would generate.

MobiInvest:  This family of financial investment products was just recently acquired and we are in the process of defining the revenue model.  Initial estimates indicate that we will utilize a per seat/user model.

Industry Overview

The Company’s new focus will be the development of cloud-based software in a diverse range of areas.  During the fiscal year ended May 31, 2012, all of the Company’s activities were in the mobile lottery field.

Lottery Industry Overview

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

Lottery Operational Overview

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

Research and Product Development

Our wholly-owned subsidiary, Mobilotto, has developed a ready to deploy SMS system.  Working models of our application version are ready to demonstrate operation of various lottery games through commercially available mobile phones currently including IOS and RIM.

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

Competition: Mobile Lottery Products

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

Principal direct competitors exist in such emerging markets as India, Mexico, China and Europe where lottery vendors provide access to national lotteries and sports betting through mobile SMS messaging capabilities.  To date the percentage of individuals who use the mobile device sales channel for lottery has remained low.  The need to purchase prepaid cards from retailers and incompatible handsets still remain a challenge for these vendors. Furthermore, these have an apparent inherent weakness as they lack security and do not identify the user’s location.

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

●	Soreto Games (Mexico National Lottery)
●	Sunloto (China)
●	Veikkaus (Finland)

The existing lottery terminal manufacturers, with GTech, Scientific Games, Intralot, Wincor, and Sagam Securite being the largest, have not publicly announced plans to develop mobile gaming solutions, but could develop a mobile offering.  In addition, lottery operators could contract with software development and / or mobile software development firms to satisfy their mobile needs.

Competitive Advantages and Disadvantages

Technology Advantages

1.	Our technology functions as an Application and does not utilize SMS capabilities, which facilitates the following:

●	Controlled end-user experience interactive graphical user interface (GUI), matched to phone capabilities;

●	Includes secure interface standards;

●	Enhanced eCommerce capabilities; and

●	Low cost per message.

2.
Our product has the ability to identify the geographical location of players.  This patent-pending process limits out of region play for purposes of controlling compliance with jurisdictional legal requirements.

3.	Our application has been tested on a number of different phone types:

●	A development plan is underway to cover most of the popular smart model cellular telephones;

●	Current development is underway to enable Windows Mobile platforms; and

●	Non-smart phones using conventional technologies have development potential.

4.	Our application has been built to integrate with existing on-line offerings without duplicating processes or databases to create an efficient, seamless mobile and on-line gaming experience.

5.	We believe that Phase 2 gaming (including pro-line, sports select, and multiplayer games) could be developed and accommodated on our system.

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

The Competitive Disadvantages of Our Technology And Business

●	We are a development stage Company, with limited resources to continue to develop our business;

●	Our technology exists only in demonstration mode and has not yet been tested by any lottery operators or employed on a commercial scale;

●	There is uncertainty whether our software application will actually perform as anticipated in a commercial setting;

●	We have only developed the software for lottery game selection, lottery number picking and lottery number authorization components of our system;

●	Our system still requires the software development of the player registration, financial settlement and player messaging components;

●	We will be dependent on third-party software development companies to develop the remaining components for our full feature system;

●	We expect the completion of our full feature system will take approximately nine months from the date we instruct our development partner to develop the commercial product;

●	There is no assurance that the application will be properly completed by the software development company we have selected;

●	There is no assurance that our product will operate in the manner for which it is intended;

●	The cost of development and realization of the additional components to our software application may be greater than we anticipate;

●	There is no assurance that our mobile lottery software will be certified for use by the Gaming Standards Association or lottery operators;

●	There is no assurance that we will be able to market and sell our mobile lottery software system;

●	There is no assurance that our mobile lottery software will be acceptable to lottery operators; and

●
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

Competitors of the Company’s New Businesses

The Company anticipates that as it expands into additional business lines, it will compete with software companies of diverse sizes and resources.  The Company’s closest competitors will be diversified software companies with diversified platforms.  The Company’s parking business will compete with ParkNow, PZone and ParkMobile.  The Company’s investment business will compete with Ensign, Trade Station and E-Sign.

Employees

We currently have three full-time employees, one full-time contractor and one part-time contractor.  We expect to hire additional full time employees in the coming year as necessities dictate.  We have engaged additional consultants for accounting, legal, and other part-time and occasional services.

Subsequent Events

Arrangement Agreement for the Acquisition of Quantitative Alpha Trading Inc.

On August 20, 2012, the Company and Quantitative Alpha Trading Inc. (“QAT,” and together with the Company, collectively, the “Parties,” and each a “Party”), along with 2338584 Ontario Inc., entered into a definitive Arrangement Agreement (the “Arrangement Agreement”) providing that the Company will acquire all of the outstanding common shares of QAT.  The consideration to be paid to QAT’s shareholders will be equal to 0.2222 of a share of the Company's common stock in exchange for each outstanding share of QAT (the “Transaction”).

The Parties intend to complete the Transaction by way of a Plan of Arrangement under the Business Corporations Act (Ontario).  The Parties have agreed to use their commercial best efforts to close the Transaction as soon as practicable, and in no event later than December 31, 2012.

The Arrangement Agreement contains customary terms and conditions for transactions of this nature, including that (i) no event or condition which has had, or is reasonable likely to have, a material adverse change on the condition (financial or otherwise) of the business or assets of either Party shall have occurred on or prior to the closing date; (ii) all regulatory and statutory requirements for closing of the Transaction shall have been fully satisfied, (iii) approval of the Transaction by the shareholders of QAT; (iv) approval of the Transaction by the Superior Court of Justice of Ontario; (v) all necessary third party consents have been obtained by QAT; and (vi) to the extent required by the Company, the relevant parties have agreed to amend the existing contractual employment arrangements.

To ensure that market liquidity is supported by the business plan, the Common Stock of the Company to be issued to the shareholders of QAT pursuant to the Transaction will be subject to restricted security provisions and will be released over a series of dates between 12 months and 24 months following the date of closing, as follows.

●	1/5 to be released on the 12 month anniversary of the closing date;
●	1/5 to be released on the 15 month anniversary of the closing date;
●	1/5 to be released on the 18 month anniversary of the closing date;
●	1/5 to be released on the 21 month anniversary of the closing date; and
●	1/5 to be released on the 24 month anniversary of the closing date.

Todd Halpern and Alan Ralph, two members of the Company’s Board of Directors, are also affiliated with QAT, and as such each has recused himself from any and all deliberations regarding the Transaction.  The Company and QAT established Special Committees each comprised of two independent directors to evaluate the transaction ("Special Committee").  The Board of Directors of each of the Parties approved the Transaction based on a positive recommendation by their respective Special Committees.

Bridge Loan Agreement

The Company and QAT have entered into a Bridge Loan Agreement, dated as of August 20, 2012 (the “Bridge Loan Agreement”) pursuant to which the Company has agreed to provide a first priority secured bridge loan to QAT to a maximum amount of CDN $800,000 in order to assist QAT in meeting its normal course obligations until the closing of the Transaction.

Technology License and Commercialization Agreement

The Parties have entered into a perpetual worldwide Technology License and Commercialization Agreement to develop QAT software and market all of QAT's products, dated as of August 17, 2012 (the “Commercialization Agreement”).  QAT has granted the Company a royalty-free license to use, modify, market, distribute, offer for sale, promote and otherwise fully exploit QAT’s products, subject to the terms of the Commercialization Agreement.

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

Mobile Integrated Systems, Inc.
Suite 502, 25 Adelaide Street
Toronto, Ontario, Canada M5C 3A1
Telephone: 416-479-0880
Attention: Mr. Murray Simser
President and Chief Executive Officer

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

We are a development stage company and we have not generated any revenues as of the date of this Report.  From the inception of our activities in Mobilotto on September 16, 2008 through the fiscal year ended May 31, 2012, the Company has incurred losses of $4,780,894. We expect to operate with net losses within the current fiscal year-ending May 31, 2013 or longer.  We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.  If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are a development stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As a development stage company, we have a capital deficiency and limited operating resources.  As of the date of this Report, we had cash on hand of approximately $754,018 U.S. Dollars and $71,661 CAD (unaudited).  The cash on hand in our bank accounts will be only be sufficient to maintain our operations until approximately December 31, 2012.  From inception through May 31, 2012, the Company raised $2,331,317 in initial funding and private placements of restricted common stock.  The money raised in the initial funding and our private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products.  Over the next twelve months, the Company will need to raise approximately $1,000,000 to operate as planned.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $166,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

We expect these factors to include the following:

●	our success in designing, testing and delivering new features, including incorporating new technologies on a timely basis;

●	our ability to address the needs of end-users and the quality of services for customers of the lottery operators;

●	the quality, performance, reliability, features, ease of use and pricing of our application;

●	successful implementation and expansion of our application’s capabilities;

●	our efficiency of production, and ability to deliver the application to the lottery operators and to end-users;

●	the rate at which commercially available smart phone equipment manufactures provide a technologically accessible format for incorporation of our solutions into their devices;

●	the market acceptance of our application; and

●	product or technology introductions by our competitors.

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

Over the next twelve months, the Company will need to raise approximately $1,000,000 to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  If we do not obtain additional financing in amounts and on terms acceptable to us, our business may fail.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in estimates of our financial results or recommendations by securities analysts;

●	failure of any of our products to achieve or maintain market acceptance;

●	changes in market valuations of similar companies;

●	significant products, contracts, acquisitions or strategic alliances of our competitors;

●	success of competing products or services;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	regulatory developments in Canada, the United States or foreign countries;

●	litigation involving our company, our general industry or both;

●	additions or departures of key personnel;

●	investors’ general perception of us; and

●	changes in general economic, industry and market conditions.

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

As of the date of this Report, we have 152,379,630 shares of our common stock issued and outstanding. We are authorized to issue up to 300,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will continue to be considered to be a "Penny Stock" in the immediate future, which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that in the immediate future our common stock will continue to be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plan to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

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

2238646 Ontario Inc. owns a total of 96,500,000 of 152,379,630 issued and outstanding shares. This represents 63.3% of our issued and outstanding shares.  As a result 2238646 Ontario Inc. has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

ITEM 2:	PROPERTIES

Our principal executive offices are located at Suite 502, 25 Adelaide Street, Toronto, Ontario, M5C 3A1.  We have a sub-lease in effect until November 2013, with a cost of approximately $6,100.00 per month, which commenced in July 2011. We anticipate that we will need to move to larger offices following the closing of the planned QAT acquisition.  At the present time, we do not own any real estate.  We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCBB) under the symbol “MIBI”.  The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  The information set forth below has been adjusted to reflect the Company’s five for one stock split on March 26, 2012.  The Company’s shares trade on the Over-the-Counter Bulletin Board.  The Company’s shares traded on the Over-the-Counter Bulletin Board only once during the fiscal year ended May 31, 2011, during the quarter ended February 28, 2011, at an adjusted price of $.50 per share.

Common Stock
	High	Low
Quarter Ended May 31, 2012	.32	.20
Quarter Ended February 29, 2012	.30	.20
Quarter Ended November 30, 2011	.58	.34
Quarter Ended August 31, 2011	.58	.40
Quarter Ended May 31, 2011	.50	.50
Quarter Ended February 28, 2011	.50	.50
Quarter Ended November 30, 2010	.50	.50
Quarter Ended August 31, 2010	.50	.50

Holders

As of the date of this Report there are 152,379,630 shares of common stock issued and outstanding.

As of the date of this Report there are 28 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	16,710,000(1)(2)	$0.20	n/a
Total	16,710,000(1)(2)(3)	$0.20	n/a

(1)
The Company has granted options to purchase 16,710,000 shares of the Company’s Common Stock to certain directors and former directors.  These were grant pursuant to individual agreements which were not part of a Company stock option plan.

(2)	Of the options to purchase 16,710,000 shares, options to purchase 750,000 have not yet vested.
(3)
See also Item 12 herein, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters,” which describes certain option grants by 2238646 Ontario Inc., the Company’s controlling shareholder, to certain officers and directors of the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements.  All such forward-looking statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	General economic conditions; and
●	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company is a development stage software company that operate horizontally across a variety of industry sectors.  During the period covered by this Report, the Company developed software for use in lotteries; subsequent to the period covered by this Report, the Company has commenced plans to enter into new businesses.  The Company develops and operates proprietary mobile software platforms in the areas of lottery, financial services and parking, and intends to expand into other verticals.  Mobile phones offer advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications that can be used as infrastructure by many industries.

The Company’s different forms of software are at different levels of development.  For the twelve months ended May 31, 2012 the Company had insignificant revenues, all of which were in the lottery field. The Company's proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities.   It is the Company’s intention to license and operate our lottery software to governments and other lottery operators as a primary source of revenue. The Company has no intention to become a lottery operator nor does it intend to enter the gaming space. The Company’s lottery software application has not yet been utilized by any lottery operator.

The Company's parking software will be sold to parking site operators to offer mobile payment systems to their users.  This line of business is in the prototype phase.

Subsequent to the period covered by this Report, Mobile Integrated Systems, Inc. and Quantitative Alpha Trading, Inc. announced the execution of a definitive agreement dated August 20, 2012, providing that Mobile Integrated Systems, Inc. will acquire all of the outstanding common shares of Quantitative Alpha Trading, Inc. on the basis of 0.2222 of a share of Mobile Integrated Systems’ common stock in exchange for each outstanding share of Quantitative Alpha Trading.  The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products.  The software to be acquired through such acquisition will be sold to securities traders.  This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is the Company's intention to license our financial software to financial organizations and individuals as a primary source of revenue.  The Company has no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity.  The Company's financial software is expected to be distributed through software app stores and distribution agreements.  The Company has not received any payment for the use of its financial software as of the date of this Report.

The Company now owns and operates several development stage properties under the brand “MOBI”.  All products we develop and sell now benefit from the brand “MOBI” appended to the name of the underlying business.  For instance our Lottery product is called MobiLotto.  Our mobile parking solution is called MobiPark.  Our financial software, acquired recently, will be branded MobiInvest.  Mobile Integrated Systems, Inc. will continue to develop or acquire new families of products to ensure that we have a diversified portfolio of software families.  We will also ensure that the products that we build or acquire have common underlying requirements so as to benefit from economies of scale which will ultimately increase our profit margins.

It is anticipated that each of the business owned by the Company will generate revenue through software licensing.  The Company intends to offer two forms of licensing.  One is transaction based and the other is based on the number of users.  The Company anticipates that revenue models will be as follows:

MobiLotto:  This family of cloud-based software products will be sold to lottery operators through a license that entitles MobiLotto to a percentage of total lottery sales.

MobiPark:  This family of cloud-based software products will be sold via license to parking operators that wish to replace last generation parking infrastructure with our mobile offering.  Revenue will be transaction based.  The more people park, the more revenue the license will generate.

MobiInvest:  This family of products was just recently acquired and we are in the process of defining the revenue model.  Initial estimates indicate that we will utilize a per seat/user model.

Results of Operations

The Company was incorporated in the state of Nevada on April 22, 2009, and our wholly-owned subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, the Company acquired all of the issued and outstanding shares of Mobilotto (which included all intellectual property of the mobile lottery purchase system).  We have concentrated our efforts on developing our business strategy and obtaining private financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has now been developed and tested, but has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  In addition, we are now expanding into additional fields.  These new areas will require additional financial and management resources in order to develop.  There is no guarantee that we will be able to successfully launch our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2012, the Company had cash of $30,907.  This represented a decrease from May 31, 2011, at which time we had cash in the amount of $153,162.  We also own property and equipment with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements.  The Company’s total assets as of May 31, 2012 were $64,444, which was a decrease from $288,746 as of May 31, 2011.  The Company’s current cash on hand will only be sufficient to maintain our operations until December 31, 2012. In order to maintain our operations for the next twelve months, we will need to raise an additional $1,000,000.

Current liabilities and total liabilities as of May 31, 2012 were $962,428.  This was an increase from May 31, 2011, at which time the Company’s current liabilities and total liabilities were $675,885. During the fiscal year ended May 31, 2012, the Company received related party loans in the amount of $260,000.  Since the Company’s inception, such loans total $686,122.

As a development stage company, we have limited capital and limited operating resources. During the fiscal year ended May 31, 2012, the Company raised $401,883 in funding from private placements of restricted common stock.  During the fiscal year ended May 31, 2011, the Company raised $1,050,000 from such sources.  From inception through May 31, 2012, the Company raised $2,331,317 in initial funding and private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

Subsequent to the period covered by this Report, on July 30, 2012, one of the Company’s note holders cancelled its note to the Company for $90,714, including both principal and interest.

On July 20, 2012, the Company raised $983,860 pursuant to the closing of a private placement of 4,753,600 shares of Company common stock at a purchase price of $0.20 per share. The proceeds of the private placement will be used for general corporate purposes.  In addition, the Company eliminated all of its outstanding long-term liabilities in the amount of $760,323, including accrued interest of $7,726, through a combination of debt conversion and debt cancellation, with the pending issuance of 3,372,685 shares of common stock.  In each case, such shares are expected to be issued in the near future.

The cash on hand in our bank accounts is not sufficient to maintain our operations. We estimate our total overhead, costs and expenses related to completion of a commercially deployable version of our mobile lottery application, obtaining certification of our system by the Gaming Standards Association (GSA), and initiating full rollout of our products to our target markets over the next twelve months will be approximately $1,000,000.  We need additional amounts of funding in order to expand our operations.

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

Results of Operations for the Twelve Months Ended May 31, 2012 and May 31, 2011

Income

We are a development stage company.  To date, the Company has received $71,782 in revenue, all of which was received in the fiscal year ended May 31, 2012.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

For the twelve months ended May 31, 2012, the Company incurred $1,671,597 in general and administrative expenses and $43,860 in interest expense.  The Company’s net loss for the fiscal year ended May 31, 2012 was $1,643,675.  This was an increase from the twelve months ended May 31, 2011, when the Company incurred $1,299,829 in general and administrative expenses and $22,806 in interest expense.  The Company’s net loss for the fiscal year ended May 31, 2011 was $1,322,635.  From the Company’s inception through May 31, 2012, the Company has experienced $4,092,496 in general and administrative expenses, $79,367 in interest expenses and net losses of $4,100,081.

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

Marketing Plan

Our marketing plan is a combination of branding, lottery association participation, communication, presentations, and meetings with lottery operators, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.        Attending and participating in lottery association events / tradeshows in order to meet prospective clients, speak about mobile lottery opportunities, and present the Mobi and Mobilotto brands. These would include the World Lottery Association as well as the North American Association of State & Provincial Lotteries, among others.

2.        Review each geographical region to justify the development of a mobile gaming environment. Prioritization would be given to those countries with a combination of material lottery revenues, a high penetration of smart phone devices, favorable internet gaming regulations, and operators who express an interest in our product and service.

3.        On a prioritized country basis, study the local lottery regulations, understand global and specific country lottery issues, and contact the lottery operators for visitation and demonstration of Mobi products.  Currently, opportunities appear to be strong in Canada, Africa, Mexico, Asia, and Europe.  Also, the U.S. may become a market for Mobi should existing restrictions on internet lottery be changed, or Mobi’s geo-locational restrictions be confirmed.

4.        While brand and product marketing will be supported by the lottery operators and by the mobile network operators, we intend on pursuing additional local marketing efforts including mass awareness campaigns, cause support, and seeking specific customer input.

5.        Develop relationships with existing internet gaming companies to “mobilize” their product offerings.

6.        Once Mobi’s product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $1,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate that approximates $6,100 per month.

Warrants

As of May 31, 2012, the Company had warrants outstanding to purchase 3,027,780 shares of the Company’s common stock.

On November 18, 2011, the Company sold 1,833,500 shares (all numbers in this section are as adjusted pursuant to the Company’s five for one stock split) of the Company’s common stock to nine purchasers for a purchase price of $.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 146,680 shares of the Company’s common stock, at an exercise price of $.20 per share.

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers for a purchase price of $.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock at an exercise price of $.20 per share.

On May 22, 2012, the Company sold 300,000 shares of the Company’s common stock to two purchasers for a purchase price of $.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $3,600; and (ii) Warrants to purchase 24,000 shares of the Company’s common stock at an exercise price of $.20 per share.

These sales were made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  The Purchasers are not a U.S. person (as such term is defined in Rule 902(k) of Regulation S).

Common Stock

As of May 31, 2012, there were 154,133,130 shares of the Company’s common stock issued and outstanding.  As of the date of this Report, there are now 152,379,630 shares of the Company’s common stock issued and outstanding.

On June 27, 2012, pursuant to an agreement with a shareholder, 1,753,500 shares of the Company’s common stock were cancelled.

Significant Business Challenges

In addition to the challenge of raising adequate capital in order to fully deploy our business plan, the significant business challenges that our management expects to encounter over the next year and beyond, as well as the known trends, demands, uncertainties that may affect our Company’s financial condition include the following matters:

●
We have not yet completed the software development of all components constituting our full feature mobile lottery application and our financial condition would be materially and adversely affected if we are not able to complete our software development;

●
Since there has not yet been any commercial utilization of our application it will be more difficult for us to close sales of our untested product with prospective lottery operator customers of our Company and we may not able to derive any revenues from our product;

●
If our product does not perform as anticipated, we may be unable to obtain any contracts with lottery operators, or if we are able to enter into contracts but the product is not performing, we could become subject to litigation, which in either case could adversely affect our financial condition;

●
Our patent application is currently pending and if the patent is not granted we may not be able to fully protect our intellectual property which could adversely affect our ability to benefit from our technology;

●
If our pending patent is granted, the costs of enforcing our patent and other intellectual property rights may be disproportionate to any potential revenues, or we may be required to defend allegations from third parties alleging infringement of their rights, which in either case could adversely affect our financial condition;

●
We rely on a small management team and a small group of employees who may not be able to be fully responsive to all aspects of operating our business, and if we increase our personnel the additional administrative and overhead costs could be burdensome, which in either case could adversely affect our financial condition;

●
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

●	We expect intensifying competition in our target markets which could force us to lower our pricing, reduce our margins, lower our market share and reduce expectations of profitability;

●
Foreign competitors who are not subject to U.S. anti-corruption laws and regulations may engage in illegal and unfair business practices with which we cannot compete that could impair our ability to obtain contracts from lottery operators in our target foreign markets;

●
Our financial results could be damaged if prospective lottery operator customers decide to develop their own mobile lottery solution or utilize a third party solution using alternative software and hardware technologies;

●
The market for mobile lottery services is still in the early stages of development, and if the market for our services does not develop as we anticipate, it will have an adverse effect on our financial condition;

●	Our business is subject to evolving technology and if we are unable to upgrade our technologies responsive to changes in the industry our financial condition could be adversely affected;

●	We will rely on third party technology and hardware providers and if there is a failure of the products or services rendered by these providers our financial condition could be adversely affected;

●
Implementation of additions or changes in third-party hardware and software platforms used to deliver our services to our customers and end-users may result in performance problems which could adversely affect our financial condition;

●
There has not yet been adoption of international standards applicable to mobile lottery solutions and as such we may have to change or modify our application to conform to disparate standards which could adversely affect our financial condition;

●
If we are able to enter into contracts with international lottery operators, we will be subject foreign currency exchange risks, different pricing environments; different tax regimes and regional economic and political conditions.  Any of these factors, either individually or collectively, could have a material adverse effect on our business and results of operations; and

●	Gaming opponents persist in their efforts to curtail legalized gaming which, if successful, could limit our operations or cause us to cease doing business.

Publicly Reporting Company Considerations

We will continue to face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $166,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company include the following:

●
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

●
In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires increased corporate responsibility and accountability;

●	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

●
We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

●
We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

●	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

●
We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

●	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

●	We expect that being a public company will increase our director and officer liability-insurance costs;

●	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

●	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to foreign currency exchange rate risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of the Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible. Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mobile Integrated Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Integrated Systems, Inc. and subsidiary (A Development Stage Company)  (“The Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years then ended and for the period from inception (September 16, 2008 to May 31, 2012). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Integrated Systems, Inc. and subsidiary (A Development Stage Company) as of May 31, 2012 and 2011 and the results of  its operations and its cash flows for the years then ended and from the period from inception (September 16, 2008) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have sufficient cash balances to meet working capital and capital expenditure needs for the next twelve months. In addition, as of May 31, 2012, the Company has a shareholder deficiency of $897,984 and negative working capital of the same amount. The continuation of the Company as a going concern is dependent on, among other things, the Company’s ability to obtain necessary financing to repay debt that is in default and to meet future operating and capital requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz and Company. P.A.

Hackensack, N.J.
October 17, 2012

	May 31, 2012	May 31, 2011

CURRENT ASSETS:

Cash	$30,907	$153,162
Prepaid rent	-	10,836
Accounts receivable	27,675	110,848

TOTAL CURRENT ASSETS	58,582	274,846

Net property and equipment, Net (Note 4)	5,862	13,900

TOTAL ASSETS	64,444	288,746

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities (Note 5)	199,253	222,148
Accounts payable - related party (Note 6)	10,578	5,000
Notes payable - related party (Note 7)	752,597	448,737

CURRENT LIABILITIES AND TOTAL LIABILITIES	962,428	675,885

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001 (note 8)
300,000,000 shares authorized
154,133,130 and 276,666,670 issued and outstanding
as of May 31, 2012 and 2011, respectively	15,412	27,666
Additional paid-in capital	3,185,256	2,051,647
Other comprehensive loss	1,429	(10,046)
Accumulated deficit	(4,100,081)	(2,456,406)

TOTAL STOCKHOLDERS' DEFICIENCY	(897,984)	(387,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$64,444	$288,746

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011	From Inception (September 16, 2008) to May 31, 2012
REVENUE	$71,782	$-	$71,782

EXPENSES
General and administrative expenses	1,671,597	1,299,829	4,092,496
OPERATING LOSS	1,599,815	1,299,829	4,020,714

OTHER EXPENSE
Interest Expense	43,860	22,806	79,367

NET LOSS	$1,643,675	$1,322,635	$4,100,081

Net loss per common share	$0.01	$0.00

Basic and fully diluted weighted average
common shares outstanding	166,404,623	275,948,475

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total
BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	100,000,000	10,000	10,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	100,000,000	10,000	(10,000)			0

BALANCE - MAY 31, 2009	200,000,000	20,000	91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500	142,500			150,000

Cancellation of Founders' shares	(5,000,000)	(500)	400			(100)

Sale of shares	2,864,815	286	859,157			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	272,864,815	27,286	1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)

Issuance of shares for Consulting services	1,000,000	100	149,900			150,000

Sale of shares	7,000,000	700	1,049,300			1,050,000

Cancellation of Founders' shares	(6,062,960)	(606)	485			(121)

Issuance of shares to certain existing shareholders	2,864,815	286	(286)			0

Cancellation of shares issued for Consulting services	(1,000,000)	(100)	(149,900)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	276,666,670	27,666	2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					11,475	11,475

Sale of shares, net of expense	2,803,500	280	386,603			386,883

Cancellation of Founders' shares	(107,500,000)	(10,750)	11,062			312

Exercise of Stock options	100,000	10	14,990			15,000

Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	(45,600)			(48,000)

Stock based compensation			767,160			767,160

Share reinstatement	6,062,960	606	(606)			-

Net loss				(1,643,675)		(1,643,675)

BALANCE - May 31, 2012	154,133,130	$15,412	$3,185,256	$(4,100,081)	$1,429	$(897,984)

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011	From Inception (September 16, 2008) to May 31, 2012
OPERATING ACTIVITIES:
Net loss	$(1,643,675)	$(1,322,635)	$(4,100,081)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,038	9,828	25,198
Stock based compensation	767,160	-	767,160
Common stock issued for services	-	150,000	150,000
Cancellation of Common stock issued for services	-	(150,000)	(150,000)
Interest expensed but not paid	43,860	22,806	66,666
Changes in operating assets and liabilities:
Prepaid rent	10,836	(2,717)	-
Other current assets	83,173	(81,021)	(27,675)
Accounts payable and accrued liabilities	(17,317)	177,331	209,519

NET CASH USED IN OPERATING ACTIVITIES	(747,925)	(1,196,408)	(3,059,213)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:
Cancellation of shares	(47,688)	-	102,312
Proceeds from related party loans	260,000	-	686,122
Issuance (net of redemption) of common stock	401,883	1,050,000	2,331,317

NET CASH PROVIDED FROM INVESTING ACTIVITIES	614,195	1,050,000	3,119,751

Effect of exchange rates on cash	11,475	(9,448)	1,429

(DECREASE) INCREASE IN CASH	(122,255)	(155,856)	30,907

CASH - BEGINNING OF YEAR	153,162	309,018	-

CASH - END OF YEAR	$30,907	$153,162	$30,907

MOBILE INTEGRATED SYSTEMS, INC.
(formerly known as Loto Inc. – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Mobile Integrated Systems, Inc., formerly known as Loto Inc. (the “Company” or “MIS”), together with its wholly owned subsidiary Mobilotto Systems Inc., (“MIBI”) are development stage software companies that operate horizontally across a variety of industry sectors.  The Company intends to develop and operate proprietary mobile software platforms in the Lottery, Financial and Parking spaces and intends to line extend into other verticals.  The Company's Proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities. It is the Company’s intention to license and operate our lottery software to governments and other lottery operators as a primary source of revenue. The Company has no intention to become a lottery operator nor does it intend to enter the gaming space. The Company’s mobile lottery software application has not yet been utilized by any lottery operator.  The Company's financial software will be sold to securities traders by providing an algorithmic stock signals intelligence system that predicts future stock behaviour.  The Company plans to license its financial software to financial organizations and individuals.  The Company's parking software will be sold to parking site operators to offer mobile payment systems to their users.  This line of business is in the prototype phase.  On February 1, 2012 the Company changed its name from Loto, Inc. to Mobile Integrated Solutions, Inc. and also changed is symbol from LOTI to MIBI.

Basis of Consolidation

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

Since inception the Company has been engaged in organizational activities, has been developing its business model and software, and marketing its product to lottery operators, but has not earned any revenue from operations, other than a onetime payment for a new mobile application. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Property and Equipment

Property and Equipment are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful life as follows:

Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	Term of the lease

Repairs and maintenance expenditures are charged to operating expense as incurred. Replacements and major renewals are capitalized.

Impairment of Long-Lived Assets

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

Use of Estimates

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

MIBI expects to have contracts between the mobile network operators and/or the lottery operators, depending upon the jurisdiction of business. Revenue from lottery services is determined as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract. This revenue will be recognized when the lottery purchase transaction is completed and confirmed to the mobile device.

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

Accounts Receivable and Allowance for Doubtful Accounts

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary. Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

As of May 31, 2012 and 2011, there was no allowance required.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash, prepaid rent, receivables, accrued liabilities, and notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Research and development

Research and development expenditures are charged to operations as incurred.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $71,782 since inception, has an accumulated loss of $4,100,081, as at May 31, 2012 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated
	Cost	Depreciation	Net	2011
Leasehold improvements	$3,500	$3,500	$0	$0
Computer equipment	18,950	16,777	2,173	8,490
Office furniture and equipment	8,610	4,921	3,689	5,410
Total	$31,060	$25,198	$5,862	$13,900

Depreciation expense for the years ended May 31, 2012 and 2011 was $8,038 and $9,828 respectively

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2012	May 31, 2011
Programming and systems testing	$102,302	$154,306
Legal	33,000	25,577
Audit	33,400	17,500
Rent	5,356	16,505
Consulting	22,171	5,000
General and administrative	3,024	3,260
Total	$199,253	$222,148

NOTE 6 –  RELATED PARTY

(a)  ACCOUNTS PAYABLE

At May 31, 2012, the Company owed $10,578 (2011 - $5,000) in consulting fees payable to the former President and Chief Financial Officer of the Company.  The amounts were paid subsequent to year-end.

(b)  NOTES PAYABLE

	May 31, 2012	May 31, 2011
Note payable on demand bearing interest at Prime+2% per annum	$382,122	$363,061
Note payable due September 19, 2012 bearing interest at 5% per annum collateralized by certain assets of the Company	220,301	–
Note payable due on demand bearing interest at Prime+2%	90,174	85,676
Note payable due on demand and is non-interest bearing	60,000	–
	$752,597	$448,737

(c)  OPTION AWARDS

Several employees of the Company entered into stock option agreements with 2286468 Ontario Inc., a 63% shareholder of MIS.

NOTE 7 – STOCKHOLDERS’ DEFICIENCY

In July 2010, the Company issued 1,000,000 shares of the Company’s common stock to a consulting company in consideration for assistance in listing on the Frankfurt Stock Exchange.  The shares were valued at $0.75 per share, the effective last sales price of the Company’s common stock. On February 3, 2011, the consulting company agreed to return the 1,000,000 shares to the Company as a result of its inability to perform all of the services contracted.

Between August 2009 and May 2010, the Company sold an aggregate of 2,864,815 shares of our restricted common stock in a private placement with thirteen accredited investors at a purchase price of $0.30 per share for an aggregate purchase price of $859,443. On September 1, 2010, the Board of Directors determined that it was in the Company’s best interests to sell additional shares at a purchase price of $0.15 per share, and to modify the sales price paid by previous investors to reflect a new sales price of $0.15 per share. The aggregate number of shares sold and issued pursuant to this private placement was correspondingly increased by 2,864,815 shares, with no additional proceeds associated with such transaction.

During October and November 2010, the Company sold 7,000,000 shares of common stock at a price of $0.15 per share for a total purchase price of $1,050,000. Such shares were sold in private placements to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation S promulgated thereunder.  Such shares are restricted from trading, and may only be sold pursuant to a valid registration statement or pursuant to an exemption from the Securities Act.

On November 30, 2010 pursuant to an agreement to cancel common shares two shareholders cancelled a total of 6,062,960 common shares.  These shares were subsequently reinstated.

On June 16, 2011 the Company entered into a Share Cancellation Agreement with one of the founders and his company, A Few Brilliant Minds Inc. (AFBMI). The founder desired to pursue other business interests and submitted his resignation from the Company's Board together and tendered for cancellation 97,000,000 common shares owned by AFBMI.

In addition, the Company also entered into Share Cancellation Agreements dated June 20, 2011 with two shareholders to cancel 24,000,000 common shares in return for the original purchase price of $48,000.

On November 18, 2011, the Company sold 1,833,500 shares of the Company’s common stock to nine purchasers (the “Purchasers”) for a purchase price of $0.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 146,680 shares of the Company’s common stock, at an exercise price of $0.20 per share.

On March 7, 2012, a shareholder of the Company tendered for cancellation 10,500,000 shares of the Company’s common stock, pursuant to an agreement with the Company.  The Company did not receive any payment for the cancellation of such shares.

On March 27, 2012, the Company affected a 5-for-1 stock split of the stock of the Company.

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers (the “Purchasers”) for a purchase price of $0.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock, at an exercise price of $0.20 per share.

On May 10, 2012, the Company issued 100,000 shares of the Company’s common stock to a director of the company as part of an exercise of options for a strike price of $0.15 per share.

On May 22, 2012, the Company sold 300,000 shares of the Company’s common stock to two purchasers (the “Purchasers”) for a purchase price of $0.15 per share.  In addition, each of the Purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $3,600; and (ii) Warrants to purchase 24,000 shares of the Company’s common stock, at an exercise price of $0.20 per share.

NOTE 8 – INCOME TAXES

The Company has approximately $2,450,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2012 to 2031.  Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2012 and 2011, to the Company’s effective tax is as follows:

	May 31,
	2012	2011

U.S. Statutory Rate of 35%	$(813,600)	$(463,000)
Valuation Allowance on U.S. Net Operating Loss	813,600	463,000
Effective Tax	$-	$-

Deferred income taxes assets are summarized as follows:
Available net operating losses	$1,650,000	$860,000
Valuation allowance	(1,650,000)	(860,000)
	$-	$-

NOTE 9 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2012 – $ 72,624
2013 – $ 66,572

NOTE 10 – STOCK OPTION GRANTS

A summary of the Company’s stock option activity and related information is as follows:

Stock options	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, May 31, 2010	7,250,000	$0.2621	$1,900,000
Granted	–	–	–
Exercised	–	–	–
Cancelled or expired	–	–	–
Outstanding, May 31, 2011	7,250,000	$0.2621	$1,900,000
Granted	18,657,925	$0.2071	3,863,378
Exercised	(100,000)	$0.1500	(15,000)
Cancelled or expired	(9,097,925)	$0.2698	(2,454,378)
Outstanding, May 31, 2012	16,710,000	$0.1971	$3,294,000

The following summarizes information about shares under option and the respective exercise price range at May 31, 2012:

	Options Outstanding			Options Exercisable
Range Of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Remaining Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Remaining Exercise Price Per Share
$0.10 - $0.25	11,460,000	2.50	$0.15	11,460,000	2.50	$0.15
$0.26 - $0.50	5,250,000	1.12	$0.30	4,500,000	0.89	$0.30
	16,710,000	2.06	$0.20	15,960,000	2.04	$0.19

For fiscal years 2012 and 2010, the Company granted 18,657,925 and 7,250,000 respectively option awards to directors of the Company.  The weighted average fair value per share of the options granted for the year ended May 31, 2012 as computed using the Black –Scholes pricing model was $0.03.  The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	May 31, 2012	May 31, 2011	May 31 2010
Dividend yield	0.0%	–	0.0%
Expected volatility	30.3%	–	34.8%
Expected term (years)	2.88	–	3
Risk-free interest rate	0.34%	–	1.59%

A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at May 31, 2011	–	–
Options granted	18,657,925	$0.21
Options exercised	(100,000)	$0.15
Options cancelled or expired	(9,097,925)	$0.27
Options vested	(8,710,000)	$0.15
Unvested options at May 31, 2012	750,000	$0.30

On April 19, 2010, the Company granted 4,500,000 options to three members of the Company’s Board of Directors at an exercise price of $0.30 per share.  The options will vest on April 19, 2011, and 4,750,000 options may be exercised on April 19, 2011 and a further 4,750,000 options may be exercised on April 19, 2012.  The right to exercise all of the options will expire and terminate on April 19, 2013. The Company has determined that the options were issued at fair value and as such no expense has been recorded.

On April 19, 2010 a director of the Company was granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in 2010, $75,000 if election for cash or 1,250,000 shares at the option exercise price of $0.20 per share if election for options; in 2011 $150,000 if election for cash or 1,500,000 shares at the option exercise price of $0.20 per share if election for options.  The director may elect compensation either in cash or in options with respect to 2010 on April 19, 2011 and April 19, 2012 with respect to 2011.  In the event options are selected all such options shall be fully vested and exercisable upon the respective date of grant and may exercised until expiration on April 19, 2013.  The Company has determined that the options were issued at fair value and as such no expense has been recorded. The director chose 1,250,000 options for his 2010 grant.  The director resigned on February 1, 2012 thereby surrendering all of his options in the Company.

100,000 were exercised during the year ended May 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

On August 20, 2012, the Company entered into a Definitive Agreement to acquire Quantitative Alpha Trading Inc. (“QAT”), on the basis of 0.2222 of a share of MIBI common stock in exchange for each outstanding share of QAT.  The Company has also agreed to provide a first priority secured bridge loan to QAT to a maximum amount of $800,000 in order to assist QAT in meeting its normal course obligations until the close of the transaction. The loan carries an annual interest rate of 12% and is secured by first fixed and specific mortgage on the QAT assets.

On August 17, 2012, the Company entered into a perpetual, non-exclusive, fully-transferable, sub-licenseable, irrevocable, royalty-free worldwide licensing and commercialization agreement with QAT to develop and market QAT software and products.  In consideration of the agreement, MIBI and QAT will share equally in the net income earned under the agreement.  It is anticipated that upon closing of the acquisition of QAT by MOBI, the agreement would be terminated.

On July 30, 2012, one of the Company’s note holders cancelled its note to the Company for $90,714, including both principal and interest.

On July 20, 2012, the Company raised $983,860 pursuant to the closing of a private placement of 4,753,600 shares of Company common stock at a purchase price of $0.20 per share. The proceeds of the private placement will be used for general corporate purposes.  In addition, the Company eliminated all of its outstanding long-term liabilities in the amount of $760,323, including accrued interest of $7,726, through a combination of debt conversion and debt cancellation, with the pending issuance of 3,372,685 shares of common stock.  In each case, such shares are expected to be issued in the near future.

On June 27, 2012, pursuant to an agreement with a shareholder, 1,753,500 shares of the Company’s common stock were cancelled.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Subsequent to the period covered by this Report, the Company initiated new procedures regarding internal controls over financial reporting and disclosure controls and procedures.  The Company anticipates that such controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2012.

As noted above, subsequent to the period covered by this Report, the Company initiated new procedures regarding internal controls over financial reporting and disclosure controls and procedures.  The Company anticipates that such controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of October 5, 2012:

Name	Age	Position
Murray P.J.B. Simser	40	President, Chief Executive Officer and Director
Emlyn J. David	48	Chief Financial Officer and Director
Donald Ziraldo	63	Director
Todd Halpern	52	Director
Alan Ralph	67	Director

Biographical Information Regarding Officers and Directors

Murray Simser.  Mr. Simser has served as the President and Chief Executive Officer of the Company since May 14, 2012.  Mr. Simser has also served as a member of the Company’s Board of Directors since July 3, 2012.  Mr. Simser founded and operated tech companies in the cloud-based computing, mobile app and enterprise software spaces and was a key executive of several Silicon Valley start-ups.   Mr. Simser is the Founder and Chairman of Resmis Ventures, a privately held company that takes equity positions in early stage mobile technology companies. He served as the President of Merchant World Services, a privately held company that offers mobile apps focused on personal safety and security.  Previously, Mr. Simser was Director of Worldwide Incubation for Microsoft Corporation, where he led an incubation team that worked on M&A deals, integration of bought assets and the globally related products, solutions and assets.  He co-founded the cloud-based CRM software company eAssist, funded by eighty million dollars in venture capital.  Mr. Simser also founded the business process offshore (BPO) company OSP that was responsible for least-cost shoring two hundred and fifty million dollars in corporate infrastructure.  He was the Vice President of business development at Wireless Services Corporation, a company that offers mobile messaging platforms to MNOs, where he helped raise multi-million dollar rounds of capital and developed channel and partner relationships.  Mr. Simser has also served as a manager at both Clearnet Communications, a fast growing wireless carrier, and at IDRC, an outsourcer.  Mr. Simser studied Economics at the University of Ottawa where he commits time supporting school fund raising activities.

Emlyn David.  Mr. David has served as the Company’s Chief Financial Officer since May 14, 2012.  Mr. David served as a member of the Company’s Board of Directors since February 1, 2012.  From February 1, 2012 until May 14, 2012, Mr. David served as the Company’s Chief Executive Officer.  Mr. David has over 20 years of investment analysis and corporate financial management experience.  Mr. David is CEO and Director of Bellair Ventures, a company listed on the Toronto Stock Exchange. Bellair is a Diversified Industrial Services Business in the Alternative Energy and Mechanical Contracting sectors, prior to this he was the managing partner of Cangap Capital Corp., a niche merchant bank which invests in and lends to a wide range of companies, including those with interests in Transportation, Business Aviation, Environmental Services and Media Finance.  Mr. David began his career working as a Corporate Financial Manager with Cambridge Shopping Centres, which was one of the largest public real estate companies in North America at that time.  Subsequent to that position, Mr. David co-founded a niche real estate investment-banking group within a large national brokerage firm, participating in over 15 listings of REITS and Real Estate companies on the Toronto Stock exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2012, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
2238646 Ontario Inc.	1	1	0
Jason Randall Barrs	2	2	0
Benjamin Chesir	1	1	0
Fulvio Ciano	1	1	0
Emlyn David	1	1	0
Todd Halpern	1	1	0
James McGovern	1	1	0
Alan Ralph	1	1	0
Donald Ziraldo	1	1	0
Rich Schaeffer	1	1	0
Trevor Eyton	1	1	0

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

Board Committees

Audit Committee

Our audit committee consists of Alan Ralph and Donald Ziraldo.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

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

Director Nominations

There have been no changes in the year ended May 31, 2012 to the procedures by which security holders may recommend nominees to our board of directors.

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

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Murray Simser (2) President, Chief Executive Officer and Director	2012 2011	$ $	8,133 0							$8,133

Emlyn David (3) Chief Financial Officer,	2012		$0							$0
Former Chief Executive Officer and Former Director	2011

Fulvio Ciano (4) Former President, Former Chief Financial Officer Former Chief Technology Officer And Former Director	2012 2011		$118,000							$118,100

Stephen Knight (5) Former Chief Executive Officer,	2012		$36,922.78							$36,922.78
Former Chief Financial Officer and Former Director	2011		$120,281							$120,281

(1)	Other than as set forth above, no other officers of the Company earned over $100,000.

(2)	Mr. Murray Simser has served as the Company’s President and Chief Executive Officer since May 14, 2012. Mr. Simser has also served as a member of the Company’s Board of Directors since July 3, 2012.

(3)
Effective as of May 14, 2012, Mr. Emlyn David resigned as the Company's Chief Executive Officer. Mr. David continues to serve as a Member of the Company’s Board of Directors.  In addition, Mr. David was  appointed as the Company’s Chief Financial Officer, effective as of May 14, 2012.

(4)
Effective as of May 14, 2012, Mr. Fulvio Ciano resigned as the President and Chief Financial Officer of the Company and as a Member of the Board.  Effective as of May 25, 2012, Mr. Fulvio Ciano resigned as Chief Technology Officer of the Company.

(5)	Effective as of October 21, 2011, Mr. Stephen Knight resigned as the Chief Executive Officer, Chief Financial Officer and as a Member of the Board of Directors of the Company.

Employment Agreements

Murray Simser

The Company and Mr. Simser have entered into an employment agreement, pursuant to which Mr. Simser shall be compensated for his services to the Company at a rate of one hundred sixty thousand ($160,000) Canadian Dollars per annum, payable incrementally on a monthly basis and pro-rated for any partial year of employment, less any applicable statutory and regulatory taxes or other mandated deductions, effective as of May 14, 2012.

In addition, 2238646 Ontario Inc., the Company’s controlling shareholder, has granted Mr. Simser an option to purchase 7,600,000 shares of the Company’s common stock at an exercise price of $.15 per share.  One-Thirty-Sixth (1/36) of the Option shall vest and become fully exercisable upon each one month anniversary of the date of grant.  Such vested portion of the Option may be exercised for a period of Two (2) years following the respective vesting date.  An additional year will be allowed following the respective vesting date if the Company’s shares of common stock are not listed on the relevant exchange and valued at least at $.45 a share.

Emlyn David

At the present time, the Company does not have an employment agreement with Mr. David.  2238646 Ontario Inc., the Company’s controlling shareholder, has granted options to purchase 5,000,000 shares of the Company’s common stock to Emlyn David, at an exercise price of $.15 per share.  For Mr. David, the Option shall vest and become fully exercisable as follows: One-Third (1/3) of the Option shall vest and become fully exercisable upon each one year anniversary of the date of grant, so long as Mr. David remains employed by the Company on such date.  Such vested portion of the Option may be exercised as described herein regardless of his employment status with the Company.

Director Compensation for the year ended May 31, 2012

The table below summarizes the compensation paid by the Company to directors for the year ended May 31, 2012 (other than those directors named in the Summary Compensation table above):

Director Compensation for the year ended May 31, 2012

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Donald Ziraldo (1)	$0	-	46,500	(1)	-	-	-	$46,500
Todd Halpern (2)	$0	-	263,500	(2)	-	-	-	$263,500
Alan Ralph (3)	$0	-	46,500	(3)	-	-	-	$46,500
Trevor Eyton (4)	$0	-		(4)	-	-	-	$0
Jason Randall Barrs (5)	$0	-	48,360	(5)	-	-	-	$48,360
Rich Schaeffer (6)	$0	-	-		-	-	-	$0
Benjamin Chesir (7)	$0	-	-		-	-	-	$0
James McGovern (8)	$0	-	-		-	-	-	$0

(1) Pursuant to an agreement between Mr. Ziraldo and the Company, certain options Mr. Ziraldo previously owned were reduced, so that Mr. Ziraldo holds options to purchase 2,500,000 shares, at an exercise price of $.30 per share (such number of options and exercise price have been revised to reflect the Company's five for one stock split on March 26, 2012). Half of such options vested as of April 19, 2011 and the other half vested as of April 19, 2012. These options to purchase 2,500,000 shares shall expire on April 19, 2013. On January 13, 2012, Donald Ziraldo was granted options to purchase 1,500,000 shares of the Company's common stock at a purchase price of $.15 per share (such number of options and exercise price have been revised to reflect the Company's five for one stock split on March 26, 2012). The options have vested and are exercisable. The right to exercise these options will terminate on November 29, 2014. To date, 100,000 of these options have been exercised.

(2) On January 13, 2012, Mr. Halpern was granted options to purchase 7,000,000 shares of the Company's common stock at a purchase price of $.15 per share (such number of options and exercise price have been revised to reflect the Company's five for one stock split on March 26, 2012). The options have vested and are exercisable. The right to exercise these options will terminate on November 29, 2014.  In addition, Mr. Halpern has been granted options to purchase 750,000 shares of the Company's common stock at a purchase price of $.30 per share (such number of options and exercise price have been revised to reflect the Company's five for one stock split on March 26, 2012). The options will vest on November 29, 2012.  Half of these options will be exercisable on November 29, 2012 and the remainder on November 29, 2013. The right to exercise these options will terminate on November 29, 2014.

(3) On January 13, 2012, Mr. Ralph was granted options to purchase 1,500,000 shares of the Company's common stock at a purchase price of $.15 per share (such number of options and exercise price have been revised to reflect the Company's five for one stock split on March 26, 2012). The options have vested and are exercisable. The right to exercise these options will terminate on November 29, 2014.

(4) Mr. Eyton was granted certain options, however these options terminated when he resigned as a Member of the Board on February 1, 2012.

(5) Pursuant to an agreement between Mr. Barrs and the Company, certain options Mr. Barrs previously owned were reduced, so that Mr. Barrs holds options to purchase 1,250,000 shares, at an exercise price of $.30 per share (such number of options and exercise price have been revised to reflect the Company’s March 26, 2012 five-for-one stock split).  Half of such options vested as of April 19, 2011, and the other half vested as of April 19, 2012.  These options to purchase 1,250,000 shares shall expire on April 19, 2013.  On January 13, 2012, Mr. Barrs was granted options to purchase 1,560,000 shares of the Company’s common stock at a purchase price of $.15 per share (such number of options and exercise price have been revised to reflect the Company’s March 26, 2012 five-for-one stock split).  The options have vested and are exercisable.  The right to exercise these options will terminate on November 29, 2014.  Mr. Barrs resigned as a Member of the Board on May 15, 2012.

(6) Mr. Schaeffer resigned as a Member of the Board on May 1, 2012.

(7) Mr. Chesir resigned as a Member of the Board on July 12, 2012.

(8) Mr. McGovern resigned as a member of the Board on July 12, 2012.

Outstanding Equity Awards at Fiscal Year-End (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Donald Ziraldo	2,500,000	0	$.30	April 19, 2013
Donald Ziraldo	1,400,000	0	$.15	November 29, 2014
Randall Barrs	1,250,000	0	$.30	April 19, 2013
Randall Barrs	1,560,000	0	$.15	November 29, 2014
Alan Ralph	750,000	0	$.30	November 29, 2014
Alan Ralph	1,500,000	0	$.15	November 29, 2014
Todd Halpern	7,000,000	0	$.15	November 29, 2014
Todd Halpern	0	750,000	$.30	November 29, 2014

(1)           Each of Mr. Ziraldo, Mr. Ralph and Mr. Halpern are directors of the Company.  Mr. Barrs is a former director of the Company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of October 5, 2012 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.  Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below reflects each holder’s ownership interest in the 152,379,630 shares of the Company’s common stock issued and outstanding as of October 5, 2012.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
2238646 Ontario Inc. (2)	96,500,000	0	96,500,000	63.3%
Randall Barrs, personally and through 2238646 Ontario Inc. (2)(3)	96,500,000	2,810,000	99,310,000	64%

Executive Officers and Directors
Murray Simser, President, Chief Executive Officer and Director (4)	0	800,000	800,000	.5%
Emlyn David, Chief Financial Officer and Director (5)	0	0	0	0%
Todd Halpern, Director (6)	0	7,000,000	7,000,000	4.4%
Alan Ralph, Director (7)	0	2,250,000	2,250,000	1.5%
Donald Ziraldo, Director (8)	100,000	3,900,000	3,900,000	2.5%

All officers and directors as a group (5 persons)	96,600,000	16,760,000	113,360,000	67%

For each individual or entity listed above, the mailing address is: c/o Mobile Integrated Systems, Inc., Suite 502, 25 Adelaide Street, Toronto, Ontario, Canada M5C 3A1, except as otherwise indicated below.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2) Randall Barrs has sole voting and dispositive control over the shares of the Company’s common stock owned by 2238646 Ontario Inc., an Ontario corporation located at 23 Bedford Road, Toronto, Ontario M5R 2J9, Canada. Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc.  For purposes of comprehensive disclosure, the 96,500,000 shares owned by Mr. Barrs are indicated twice in the table above, once in his own name and once in the name of his Ontario corporation.  Mr. Barrs is a former director of the Company.

(3) Randall Barrs has been granted options to purchase 2,810,000 shares of the Company’s common stock. Mr. Barrs has been granted an option to purchase 1,560,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2011 and an exercise price of $.15 per share. Such options were exercisable on November 29, 2011. Such options will terminate on November 29, 2014. Mr. Barrs has also been granted options to purchase 1,250,000 shares, at an exercise price of $.30 per share. Half of such options vested as of April 19, 2011 and the other half vested as of April 19, 2012. These options to purchase 1,250,000 shares shall expire on April 19, 2013.

(4) 2238646 Ontario Inc., the Company’s controlling shareholder, has granted options to purchase 7,600,000 shares of the Company’s common stock to Murray Simser, at an exercise price of $.15 per share.  The Option shall vest and become fully exercisable as follows: One-Thirty-Sixth (1/36) of the Option shall vest and become fully exercisable upon each one month anniversary of the date of grant, so long as Mr. Simser remains employed by the Company on such date.  Such vested portion of the Option may be exercised regardless of his employment status with the Company.  The Option shall be exercisable to the extent until the second anniversary of the respective vesting date of each One-Thirty-Sixth (1/36) portion of the Option or until the third anniversary of the respective vesting date of each One-Thirty-Sixth (1/36) portion of the Option if the share price is below $0.45.  If Mr. Simser is terminated with cause, without cause, or voluntarily resigns, the Option shall terminate in Thirty (30) days, however any vested portion can still be exercised

(5) 2238646 Ontario Inc., the Company’s controlling shareholder, has granted Emlyn David options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $.15 per share.  For Mr. David, the Option shall vest and become fully exercisable as follows: One-Third (1/3) of the Option shall vest and become fully exercisable upon each one year anniversary of the date of grant, so long as Mr. David remains employed by the Company on such date.  Such vested portion of the Option may be exercised as described herein regardless of his employment status with the Company.

(6) Todd Halpern has been granted options to purchase 7,750,000 shares of the Company’s common stock as follows.  He has been granted options to purchase 7,000,000 shares of the Company’s common stock at a purchase price of $.15 per share.  Such options have vested and are exercisable. Mr. Halpern has also been granted options to purchase 750,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $.30 per share. Half of such options are exercisable on November 29, 2012 and the other half on November 29, 2013. Such options will terminate on November 29, 2014.

(7) Alan Ralph has been granted options to purchase 2,250,000 shares of the Company’s common stock as follows. Mr. Ralph has been granted an option to purchase 750,000 shares of the Company’s common stock at a purchase price of $.30 per share.  The options have vested and are exercisableable. The right to exercise all of the options will terminate on November 29, 2014. In addition, Mr. Ralph has been granted options to purchase 1,500,000 shares of the Company’s common stock at a purchase price of $.15 per share. Such options have vested and are exercisable. The right to exercise all of the options will terminate on November 29, 2014.

(8) Donald Ziraldo has been granted options to purchase 1,500,000 shares of the Company’s common stock at a purchase price of $.15 per share. The options have vested and are exercisable. The right to exercise these options will terminate on November 29, 2014. To date, 100,000 of these options have been exercised.  Mr. Ziraldo also has options to purchase 2,500,000 shares, at an exercise price of $.30 per share. Half of such options vested as of April 19, 2011 and the other half vested as of April 19, 2012. These options to purchase 2,500,000 shares shall expire on April 19, 2013.

Potential Changes in Control

At the present time, there are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Stock Option Plan Information

To date, the Company has not adopted a Stock Option Plan.  The Company may adopt an option plan in the future.

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

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Tender and Cancellation of 19,400,000 shares of the Company’s Common Stock

Effective as of June 2, 2011, Mr. Gino Porco resigned as a member of the Board of Directors of the Company.  In connection with Mr. Porco’s resignation as a member of the Board of Directors of, the Company, Mr. Porco, and A Few Brilliant Minds, Inc. (“AFBMI”), a company controlled by Mr. Porco, entered into a Share Cancellation Agreement as of June 16, 2011 (the “Share Cancellation Agreement”).  Pursuant to the Share Cancellation Agreement, AFBMI surrendered for cancellation 19,400,000 shares of the Company’s common stock (such share numbers are prior to the Company’s March 26, 2012 five for one stock split). The Company, Mr. Porco and AFBMI entered into mutual releases in consideration for the cancellation of these shares.  Pursuant to the Share Cancellation Agreement, the Company repaid AFBMI for certain loans made in February and March of 2011, which totaled, with interest, $85,786.89 as of June 9, 2011.

Tender and Cancellation Agreement Re Company Private Placements

In connection with certain sales of the Company’s common stock in private placements, two of the Company’s shareholders had each entered into an agreement with the Company, the Tender And Cancellation Agreement Re Company Private Placements, dated as of April 19, 2010, pursuant to which they each agreed to tender one-half-of-one share for each one share to be sold by the Company in private placements, and to each tender up to 4,000,000 shares of the Company’s common stock for cancellation, such that a total of up to 8,000,000 shares in the aggregate would be tendered and cancelled by such shareholders collectively (such share numbers are prior to the Company’s March 26, 2012 five for one stock split).

Pursuant to such Tender and Cancellation Agreement Re Company Private Placements, 606,296 shares of the Company’s common stock were to be canceled by 2238646 Ontario Inc., such that 2238646 Ontario Inc. would have 18,693,704 issued and outstanding shares of the Company’s common stock, as the Company has previously disclosed.  On November 29, 2011, the Company’s Board of Directors determined that it was advisable to reverse the Tender and Cancellation Agreement Re Company Private Placements and not cancel the shares of 2238646 Ontario Inc. As a result of this reversion, 2238646 Ontario Inc. retained all 19,300,000 shares of its common stock without giving effect to any cancellations. Mr. Randall Barrs, who was at that time a member of the Company’s Board of Directors, is also a shareholder and director of 2238646 Ontario Inc., the Company’s majority shareholder.  Mr. Barrs abstained from deliberation and voting regarding termination of such Agreement.

Arrangement Agreement for the Acquisition of Quantitative Alpha Trading Inc.

On August 20, 2012, the Company and Quantitative Alpha Trading Inc. (“QAT,” and together with the Company, collectively, the “Parties,” and each a “Party”), along with 2338584 Ontario Inc., entered into a definitive Arrangement Agreement (the “Arrangement Agreement”) providing that the Company will acquire all of the outstanding common shares of QAT.  The consideration to be paid to QAT’s shareholders will be equal to 0.2222 of a share of the Company's common stock in exchange for each outstanding share of QAT (the “Transaction”).

The Parties intend to complete the Transaction by way of a Plan of Arrangement under the Business Corporations Act (Ontario).  The Parties have agreed to use their commercial best efforts to close the Transaction as soon as practicable, and in no event later than December 31, 2012.

The Arrangement Agreement contains customary terms and conditions for transactions of this nature, including that (i) no event or condition which has had, or is reasonable likely to have, a material adverse change on the condition (financial or otherwise) of the business or assets of either Party shall have occurred on or prior to the closing date; (ii) all regulatory and statutory requirements for closing of the Transaction shall have been fully satisfied; (iii) approval of the Transaction by the shareholders of QAT; (iv) approval of the Transaction by the Superior Court of Justice of Ontario; (v) all necessary third party consents have been obtained by QAT; and (vi) to the extent required by the Company, the relevant parties have agreed to amend the existing contractual employment arrangements.

To ensure that market liquidity is supported by the business plan, the Common Stock of the Company to be issued to the shareholders of QAT pursuant to the Transaction will be subject to restricted security provisions and will be released over a series of dates between 12 months and 24 months following the date of closing, as follows.

●	1/5 to be released on the 12 month anniversary of the closing date;
●	1/5 to be released on the 15 month anniversary of the closing date;
●	1/5 to be released on the 18 month anniversary of the closing date;
●	1/5 to be released on the 21 month anniversary of the closing date; and
●	1/5 to be released on the 24 month anniversary of the closing date.

Todd Halpern and Alan Ralph, two members of the Company’s Board of Directors, are also affiliated with QAT, and as such each has recused himself from any and all deliberations regarding the Transaction.  The Company and QAT established Special Committees each comprised of two independent directors to evaluate the transaction ("Special Committee").  The Board of Directors of each of the Parties approved the Transaction based on a positive recommendation by their respective Special Committees.

Benjamin Chesir and James McGovern, two former members of the Company’s Board of Directors (each of whom resigned on July 12, 2012) are also affiliated with QAT.

Bridge Loan Agreement

The Company and QAT have entered into a Bridge Loan Agreement, dated as of August 20, 2012 (the “Bridge Loan Agreement”) pursuant to which the Company has agreed to provide a first priority secured bridge loan to QAT to a maximum amount of CDN $800,000 in order to assist QAT in meeting its normal course obligations until the closing of the Transaction.

Technology License and Commercialization Agreement

The Parties have entered into a perpetual worldwide Technology License and Commercialization Agreement to develop QAT software and market all of QAT's products, dated as of August 17, 2012 (the “Commercialization Agreement”).  QAT has granted the Company a royalty-free license to use, modify, market, distribute, offer for sale, promote and otherwise fully exploit QAT’s products, subject to the terms of the Commercialization Agreement.

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by the entire Board, except for our audit committee, which handles the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.  Our audit committee consists of Alan Ralph and Donald Ziraldo.

The Board of Directors has analyzed the independence of each director and has determined that three of Mobi’s five directors, Alan Ralph, Donald Ziraldo and Todd Halpern, are independent under the rules of the NASDAQ Stock Market LLC.  The Board of Directors has determined that each of Mobi’s remaining directors has relationships that would cause him and her not to be an “independent director” under the specific criteria of Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2012, totaled $18,500.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2011, totaled $14,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2012 and which are not disclosed in “Audit Fees” above, were $6,000.  The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2011 and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2012, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2011, were $400.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended May 31, 2012 and May 31, 2011, were $0.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the period from inception (September 16, 2008) to May 31, 2012.

Exhibit No.	Description of Exhibits

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

Exhibit 3.4	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

Exhibit 3.5
Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

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

Exhibit 10.15
Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.16
Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.17
Stock Option Agreement, by and between the Company and Alan Ralph, dated as of November 29, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.18
Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.19
Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.20
Stock Option Agreement, by and between the Company and Fulvio Ciano, dated as of November 29, 2011, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.21
Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.22
Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.23
Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.24	Stock Option Agreement, by and between 2238646 Ontario Inc. and Emlyn David, dated as of April 25, 2012.

Exhibit 10.25	Employment Agreement, by and between the Company and Murray Simser, dated as of May 14, 2012.

Exhibit 10.26	Stock Option Agreement by and between 2238646 Ontario Inc. and Murray Simser, dated as of May 14, 2012.

Exhibit 10.27	Arrangement Agreement, by and between the Company, Quantitative Alpha Trading Inc. and 2338584 Ontario Inc., dated as of August 20, 2012.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE INTEGRATED SYSTEMS, INC.

By:	/s/ Murray Simser
	Name:	Murray Simser
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Emlyn David
	Name:	Emlyn David
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:  October 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Murray Simser
Name:	Murray Simser
Title:	Director
Dated:	October 18, 2012

/s/ Emlyn David
Name:	Emlyn David
Title:	Director
Dated:	October 18, 2012

/s/ Todd Halpern
Name:	Todd Halpern
Title:	Director
Dated:	October 18, 2012

/s/ Donald Ziraldo
Name:	Donald Ziraldo
Title:	Director
Dated:	October 18, 2012

/s/ Alan Ralph
Name:	Alan Ralph
Title:	Director
Dated:	October 18, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

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

Exhibit 3.4	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

Exhibit 3.5
Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

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

Exhibit 10.15
Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.16
Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.17
Stock Option Agreement, by and between the Company and Alan Ralph, dated as of November 29, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.18
Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.19
Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.20
Stock Option Agreement, by and between the Company and Fulvio Ciano, dated as of November 29, 2011, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.21
Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.22
Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.23
Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.24	Stock Option Agreement, by and between 2238646 Ontario Inc. and Emlyn David, dated as of April 25, 2012.

Exhibit 10.25	Employment Agreement, by and between the Company and Murray Simser, dated as of May 14, 2012.

Exhibit 10.26	Stock Option Agreement by and between 2238646 Ontario Inc. and Murray Simser, dated as of May 14, 2012.

Exhibit 10.27	Arrangement Agreement, by and between the Company, Quantitative Alpha Trading Inc. and 2338584 Ontario Inc., dated as of August 20, 2012.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase