Form 10-Q
period 2012-08-31
Mobile Integrated Systems, Inc.
filed 2012-10-26
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 25, 2012, the Issuer had 163,251,722 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

	August 31, 2012	May 31, 2012
	UNAUDITED
CURRENT ASSETS:

Cash	$813,883	$30,907
Accounts receivable	-	27,675
Prepaid expense	37,560	-
TOTAL CURRENT ASSETS	851,443	58,582

Loan receivable	125,370	-
Property and equipment, net	3,852	5,862

TOTAL ASSETS	980,665	64,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	269,655	199,253
Accounts payable - related party	-	10,578
Notes payable - related party	-	752,597

CURRENT LIABILITIES AND TOTAL LIABILITIES	269,655	962,428

STOCKHOLDER'S EQUITY (DEFICIENCY):
Common stock, par value $0.0001
300,000,000 shares authorized
162,701,722 and 154,133,130 issued and outstanding
as of August 31, 2012 and May 31, 2012	16,269	15,412
Additional paid-in capital	5,214,003	3,185,256
Other comprehensive loss	458	1,429
Accumulated deficit	(4,519,720)	(4,100,081)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	711,010	(897,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$980,665	$64,444

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	From Inception (September 16, 2008) to August 31, 2012
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$-	$-	$71,782

EXPENSES
General and administrative expenses	412,298	195,350	4,504,794
OPERATING LOSS	412,298	195,350	4,433,012

OTHER EXPENSE
Interest expense, net	7,341	4,765	86,708

NET LOSS	$419,639	$200,115	$4,519,720

Net loss per common share	$0.00	$0.00

Basic and fully diluted weighted average
common shares outstanding	154,334,903	183,300,000

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Other Comprehensive Loss	Total

BALANCE - SEPTEMBER 16, 2008

Capital contribution in connection with formation of Mobilotto, Inc.			91			91

Net loss				(10,979)		(10,979)

Sale of 20,000,000 shares	100,000,000	10,000	10,000			20,000

Shares issued in connection with Acquisition of Mobilitto, Inc.	100,000,000	10,000	(10,000)			0

BALANCE - MAY 31, 2009	200,000,000	20,000	91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500	142,500			150,000

Cancellation of Founders' shares	(5,000,000)	(500)	400			(100)

Sale of shares	2,864,815	286	859,157			859,443

Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)

Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	272,864,815	27,286	1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)

Issuance of shares for Consulting services	1,000,000	100	149,900			150,000

Sale of shares	7,000,000	700	1,049,300			1,050,000

Cancellation of Founders' shares	(6,062,960)	(606)	485			(121)

Issuance of shares to certain existing shareholders	2,864,815	286	(286)			0

Cancellation of shares issued for Consulting services	(1,000,000)	(100)	(149,900)			(150,000)

Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	276,666,670	27,666	2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					11,475	11,475

Sale of shares, net of expense	2,803,500	280	386,603			386,883

Cancellation of Founders' shares	(107,500,000)	(10,750)	11,062			312

Exercise of Stock options	100,000	10	14,990			15,000

Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	(45,600)			(48,000)

Stock based compensation			767,160			767,160

Share reinstatement	6,062,960	606	(606)			-

Net loss				(1,643,675)		(1,643,675)

BALANCE - May 31, 2012	154,133,130	$15,412	$3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(971)	(971)

Sale of shares, net of expense	6,350,000	635	1,269,146			1,269,781

Cancellation of Founders' shares	(1,753,500)	(175)	175

Debt repayment	3,972,092	397	609,752			610,149

Stock based compensation			59,500			59,500

Cancellation of note payable			90,174			90,174

Net loss				(419,639)		(419,639)

BALANCE - August 31, 2012	162,701,722	$16,269	$5,214,003	$(4,519,720)	$458	$711,010

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	From Inception (September 16, 2008) to August 31, 2012

OPERATING ACTIVITIES:
Net loss for the period	$(419,639)	$(200,115)	$(4,519,720)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,010	2,010	27,208
Stock based compensation	59,500	-	826,660
Common stock issued for services	-	-	150,000
Cancellation of Common stock issued for services	-	-	(150,000)
Conversion of debt to equity	(662,423)	-	(662,423)
Changes in operating assets and liabilities:
Other current assets	27,675	90,962	-
Accounts payable and accrued liabilities	59,824	85,589	336,009

NET CASH USED IN OPERATING ACTIVITIES	(970,613)	(21,554)	(4,029,826)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:
Cancellation of shares	-	-	102,312
Proceeds from related party loans	-	-	686,122
QAT loan receivable	(125,370)	-	(125,370)
Issuance (net of redemption) of common stock	1,879,930	(49,879)	4,211,247

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,754,560	(49,879)	4,874,311

Effect of exchange rates on cash	(971)	15,592	458

INCREASE (DECREASE) IN CASH	782,976	(55,841)	813,883

CASH - BEGINNING OF PERIOD	30,907	153,162	-

CASH - END OF PERIOD	$813,883	$97,321	$813,883

MOBILE INTEGRATED SYSTEMS, INC.
(formerly known as Loto Inc. – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about October 19, 2012.

NOTE 2 – PREPAID EXPENSE

The prepaid expense relates to Harmonized Sales Taxes paid in Ontario, Canada.

NOTE 3 –  LOAN RECEIVABLE

Pursuant to an agreement with the Company and Quantitative Alpha Trading, Inc. (“QAT”), a related party, the Company has agreed to provide a bridge loan to QAT for up to $800,000.  The bridge loan carries an annual interest rate of 12% and is secured by first fixed and specific mortgage on the QAT assets. As of August 31, 2012, the balance due from QAT was $125,000.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2012	May 31, 2012
Programming and systems testing	$102,302	$102,302
Legal	129,593	33,000
Audit	9,250	33,400
Rent	–	5,356
Consulting	15,500	22,171
General and administrative	13,010	3,024
Total	$269,655	$199,253

NOTE 5 –  NOTES PAYABLE - RELATED PARTIES

	August 31, 2012	May 31, 2012
Note payable on demand bearing interest at Prime+2% per annum	$–	$382,122
Note payable due September 19, 2012 bearing interest at 5% per annum collateralized by certain assets of the Company	–	220,301
Note payable due on demand bearing interest at Prime+2%	–	90,174
Note payable due on demand and is non-interest bearing	–	60,000
	$–	$752,597

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

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

During the period ended August 31, 2012, the Company completed formalities related to the issuance of 5,250,000 shares of the Company’s common stock as part of a private placement.  All of the shares were sold at a price of $0.20 per share.

In addition, during the period ended August 31, 2012, holders of certain warrants to purchase shares of the Company’s common stock exercised their rights to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $.20 per share.

During the period ended August 31, 2012, the Company eliminated all of its outstanding long-term liabilities pursuant to agreements to convert outstanding debt into 3,972,092 shares of common stock of the Company, at a conversion price of $.15 per share.

NOTE 7 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2012 – $ 30,260
2013 – $ 66,572

NOTE 8 – SUBSEQUENT EVENTS

On October 8, 2012, the Company announced that it has signed a customer contract to implement and operate an SMS lottery for Movil Game Solutions C.A., a Venezuelan nationally licensed lottery operator, for a percentage of the gross sales of the lottery operator.

On October 16, 2012, the Company provided an additional $85,000 to Q AT under the Bridge Loan Agreement between the two companies.

On October 24, 2012, the Company issued 550,000 shares of common stock sold in a private placement for $.20 per share.

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

Plan of Operation

The Company is a development stage software company that operates horizontally across a variety of industry sectors.  Prior to the period covered by this Report, the Company developed software for use in lotteries; during the period covered by this Report, the Company commenced plans to enter into new businesses.  The Company develops and operates proprietary mobile software platforms in the areas of lottery, financial services and parking, and intends to expand into other verticals.  Mobile phones offer advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications that can be used as infrastructure by many industries.

The Company’s different forms of software are at different levels of development.  To date, the Company has had insignificant revenues, all of which were in the lottery field. The Company's proprietary technology for facilitating the purchase of lottery tickets addresses all elements of lottery play, including secure player registration and authorization, number selection, settlement, winning number notification and other direct-to-customer marketing opportunities.   It is the Company’s intention to license and operate our lottery software to governments and other lottery operators as a primary source of revenue. The Company has no intention to become a lottery operator nor does it intend to enter the gaming space. The Company’s lottery software application has not yet been utilized by any lottery operator.

The Company's parking software will be sold to parking site operators to offer mobile payment systems to their users.  This line of business is in the prototype phase.

On August 21, 2012, the Company and Quantitative Alpha Trading, Inc. announced the execution of a definitive agreement dated August 20, 2012, providing that the Company will acquire all of the outstanding common shares of Quantitative Alpha Trading, Inc. on the basis of 0.2222 of a share of Mobile Integrated Systems’ common stock in exchange for each outstanding share of Quantitative Alpha Trading.  The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products.  The software to be acquired through such acquisition will be sold to securities traders.  This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is the Company's intention to license our financial software to financial organizations and individuals as a primary source of revenue.  The Company has no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity.  The Company's financial software is expected to be distributed through software app stores and distribution agreements.  The Company has not received any payment for the use of its financial software as of the date of this Report.

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

Assets and Liabilities

As of August 31, 2012, the Company had total assets of $980,665, including total current assets of $851,443.  The Company’s total current assets consisted of cash in the amount of $813,883, prepaid expenses in the amount of $37,560.  The Company’s total assets as of August 31, 2012 included a loan receivable in the amount of $125,370.  In addition, as of August 31, 2012, the Company owned net property and equipment in the amount of $3,852.  The Company’s total assets and total current assets have increased since May 31, 2012, at which time the Company’s total assets were $64,444, including total current assets of $58,582.  The Company’s total current assets as of May 31, 2012 consisted of cash in the amount of $30,907 and accounts receivable in the amount of $27,675.  In addition, as of May 31, 2012, the Company owned net property and equipment in the amount of $5,862.

On July 30, 2012, one of the Company’s note holders cancelled its note to the Company for $90,714, including both principal and interest.

In addition, during the period ended August 31, 2012, the Company eliminated all of its outstanding long-term liabilities in the amount of $760,323, including accrued interest of $7,726, through a combination of debt conversion and debt cancellation, with the issuance of 3,972,092 shares of common stock of the Company.

The Company’s current liabilities and total liabilities decreased to $269,655 at August 31, 2012 from $962,428 at May 31, 2012.  The Company’s current liabilities and total liabilities at August 31, 2012 included accounts payable and accrued liabilities of $269,655. The Company’s current liabilities and total liabilities at May 31, 2012 included accounts payable and accrued liabilities of $199,253, accounts payable-related party of $10,578, and notes payable-related party of $752,597.

Liquidity and Capital Resources

As of August 31, 2012, the Company had $813,041 in cash, which was an increase from $30,907 at May 31, 2012. As a development stage company, we have limited capital and limited operating resources.

During the period ended August 31, 2012, the Company raised $1,049,146 pursuant to the closing of a private placement of 5,250,000 shares of Company common stock at a purchase price of $0.20 per share. The proceeds of the private placement will be used for general corporate purposes.  From inception through August 31, 2012, the Company raised $3,380,463 in initial funding and private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

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

Results of Operations for the Three Months Ended August 31, 2011 and August 31, 2012

Income

We are a development stage company and now also a deployment stage company. For the three months ending August 31, 2012 the Company had revenue of $0. To date, the Company has received $71,782 in revenue, all of which was received in the fiscal year ended May 31, 2012.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended August 31, 2012, we incurred $412,298 in general and administrative expenses.  This was an increase from the three month period ended August 31, 2011 during which we incurred general and administrative expenses of $195,350.  Since the Company’s inception on September 16, 2008, the Company has incurred general and administrative expenses of $4,504,794.

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

6.    Once the Mobi product is developed and contracts in place, generate incremental sales through direct to customer marketing through their mobile devices.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $1,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate that approximates $6,100 per month.

Common Stock

On June 27, 2012, pursuant to an agreement with a shareholder, 1,753,500 shares of the Company’s common stock were cancelled.

During the period ended August 31, 2012, the Company completed formalities related to the issuance of 5,250,000 shares of the Company’s common stock as part of a private placement.  All of the shares were sold at a price of $0.20 per share.

In addition, during the period ended August 31, 2012, holders of certain warrants to purchase shares of the Company’s common stock exercised their rights to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $.20 per share.

During the period ended August 31, 2012, the Company eliminated all of its outstanding long-term liabilities pursuant to agreements to convert outstanding debt into 3,972,092 shares of common stock of the Company, at a conversion price of $.15 per share.

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

Subsequent Events

On October 8, 2012, the Company announced that it has signed a customer contract to implement and operate an SMS lottery for Movil Game Solutions C.A., a Venezuelan nationally licensed lottery operator, for a percentage of the gross sales of the lottery operator.

On October 16, 2012, the Company provided an additional $85,000 to Q AT under the Bridge Loan Agreement between the two companies.

On October 24, 2012, the Company issued 550,000 shares of common stock sold in a private placement for $.20 per share.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31, 2012, the Company completed formalities related to the issuance of 5,250,000 shares of the Company’s common stock as part of a private placement.  All of the shares were sold at a price of $0.20 per share.

In addition, during the period ended August 31, 2012, holders of certain warrants to purchase shares of the Company’s common stock exercised their rights to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $.20 per share.

During the period ended August 31, 2012, the Company eliminated all of its outstanding long-term liabilities pursuant to agreements to convert outstanding debt into 3,972,092 shares of common stock of the Company, at a conversion price of $.15 per share.

Both the shares sold pursuant to the debt conversion and the shares sold pursuant to the private placement were sold to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended and Regulation S promulgated thereunder.

Subsequent to the period covered by this Report, the Company issued 550,000 shares of common stock sold in a private placement for $.20 per share.  Such shares were also sold to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended and Regulation S promulgated thereunder.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 10.24
Stock Option Agreement, by and between 2238646 Ontario Inc. and Emlyn David, dated as of April 25, 2012, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.25
Employment Agreement, by and between the Company and Murray Simser, dated as of May 14, 2012, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.26
Stock Option Agreement, by and between 2238646 Ontario Inc. and Murray Simser, dated as of May 14, 2012, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.27
Arrangement Agreement, by and between the Company, Quantitative Alpha Trading Inc. and 2338584 Ontario Inc., dated as of August 20, 2012 incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

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

Dated:      October 26, 2012