Form 10-Q
period 2012-11-30
Mobile Integrated Systems, Inc.
filed 2013-01-22
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 30, 2012, the Issuer had 163,791,722 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

MOBILE INTEGRATED SYSTEMS, INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	November 30, 2012 UNAUDITED	May 31, 2012

CURRENT ASSETS:

Cash	$430,765	$30,907
Accounts receivable	37,560	27,675
Prepaid expense	120,606	-
TOTAL CURRENT ASSETS	588,931	58,582

Note Receivable - Related Party (Note 3)	301,635	-
Property and equipment, net	2,603	5,862

TOTAL ASSETS	893,169	64,444

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	245,397	199,253
Accounts payable - related party	-	10,578
Notes payable - related party	-	752,597

CURRENT LIABILITIES AND TOTAL LIABILITIES	245,397	962,428

STOCKHOLDER'S EQUITY (DEFICIENCY):
Common stock, par value $0.0001
300,000,000 shares authorized
162,701,722 and 154,133,130 issued and outstanding
as of August 31, 2012 and May 31, 2012	16,377	15,412
Additional paid-in capital	5,431,716	3,185,256
Other comprehensive loss	458	1,429
Accumulated deficit	(4,800,780)	(4,100,081)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	647,772	(897,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$893,169	$64,444

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS, INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	From Inception (September 16, 2008) to November 30, 2012

	UNAUDITED		UNAUDITED		UNAUDITED

REVENUE				$-	$78,479

EXPENSES
General and administrative expenses	302,252	201,620	710,650	396,970	4,851,645
OPERATING LOSS	302,252	201,620	710,650	396,970	4,773,166

OTHER EXPENSE
Interest (income) expense, net	(6,313)	6,518	1,028	11,283	27,614

NET LOSS	$(295,939)	$(208,138)	$(711,678)	$(408,253)	$(4,800,780)

Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and fully diluted weighted average
common shares outstanding	163,791,722	31,861,863	163,791,722	34,199,815

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS, INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended November 30, 2012	For the Six Months Ended November 30, 2011	From Inception (September 16, 2008) to November 30, 2012

OPERATING ACTIVITIES:
Net loss for the period	$(711,678)	$(408,253)	$(4,800,780)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,259	4,018	28,457
Stock based compensation	59,500	-	826,660
Common stock issued for services	9,833	-	159,833
Cancellation of Common stock issued for services	-	-	(150,000)
Accrued Interest		11,283
Changes in operating assets and liabilities:
Other current assets	(130,491)	99,401	(158,166)
Accounts payable and accrued liabilities	46,144	(24,617)	322,329

NET CASH USED IN OPERATING ACTIVITIES	(760,993)	(318,168)	(3,809,227)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Cancellation of shares	-	-	102,312
Issuance (net of redemption) of common stock	1,410,785	203,144	4,032,757
(Repayment )or Proceeds from related party loans	(248,963)	201,880	135,524

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,161,822	405,024	4,270,593

Effect of exchange rates on cash	(971)	4,726	459

		201,880	-

INCREASE IN CASH	399,858	91,582	430,765

CASH - BEGINNING OF PERIOD	30,907	153,162	-

CASH - END OF PERIOD	$430,765	$244,744	$430,765

Supplemental disclousure of cash flow Information:
Conversion of related party debt to equity	$662,423

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS, INC.
(formerly known as Loto Inc. – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about October 18, 2012.

NOTE 2 – PREPAID EXPENSE

The prepaid expenses relate to (i) Harmonized Sales Taxes paid in Ontario, Canada; and (ii) the payment of shares with an amortized value of  $10,000 to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012.

NOTE 3 – NOTE RECEIVABLE – RELATED PARTY

Pursuant to an agreement with the Company and Quantitative Alpha Trading, Inc. (“QAT”), a related party, the Company has agreed to provide a bridge loan to QAT for up to $800,000.  The bridge loan carries an annual interest rate of 12% and is secured by first fixed and specific mortgage on the QAT assets. On October 16, 2012, the Company provided an additional $170,000 to QAT under this agreement. As of November 30, 2012, the balance due from QAT was $301,635, made up of $295,000 principal and $6,635acccrued interest.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2012	May 31, 2012
Programming and systems testing	$107,303	$102,302
Legal	116,522	33,000
Audit		33,400
Rent		5,356
Consulting	21,793	22,171
General and administrative	2,737	3,024
Total	$248,355	$199,253

NOTE 5 – NOTES PAYABLE - RELATED PARTIES

	November 30, 2012	May 31, 2012
Note payable on demand bearing interest at Prime+2% per annum	$–	$382,122
Note payable due September 19, 2012 bearing interest at 5% per annum collateralized by certain assets of the Company	–	220,301
Note payable due on demand bearing interest at Prime+2%	–	90,174
Note payable due on demand and is non-interest bearing	–	60,000
	$–	$752,597

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

On August 31, 2012, the Company issued 6,350,000 shares of the Company’s common stock as part of a private placement and related to warrant exercises. All of the shares were issued at a price of $0.20 per share.

On August 31, 2012, the Company eliminated all of its outstanding long-term liabilities with the issuance of 3,972,092 shares of common stock of the Company at a price of $0.15 per share to convert $662,423 in outstanding debt.

During the period ended November 30, 2012, the Company issued 550,000 shares of common stock sold in a private placement for $.20 per share.

In addition, during the period ended November 30, 2012, the Company issued 540,000 shares of common stock to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”).  2238646 Ontario Inc. will provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination.  Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 13, 2014.

NOTE 7 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2012 – $ 30,260
2013 – $ 66,572

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued.  There were no material subsequent events as of that date other than disclosed below.

On December 13, 2012, the Company entered into a marketing services agreement (the “Marketing Services Agreement”) with Capital C Partners LP (“Capital C”) to provide web development, web based marketing, press management, marketing materials development and other related services to the Company.

The Marketing Services Agreement may be terminated by either the Company or Capital C on sixty (60) days notice. The Company has agreed to pay Capital C fees on a project by project basis at an hourly rate, pursuant to an agreed schedule, plus a monthly retainer of $20,000 CND.  The Company anticipates that the total amount due pursuant to the Marketing Services Agreement shall be approximately $500,000- $550,000 CND.  Fifty Percent (50%) of all fees under the Marketing Services Agreement will be invoiced on commencement of a project, with the remainder of the fees due upon completion of the project.

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

Plan of Operation

The Company is a development stage software company that operates horizontally across a variety of industry sectors.  The Company’s initial business model was to develop software for use in lotteries; in August of 2012, the Company commenced plans to enter into new businesses.  The Company develops and operates proprietary mobile software platforms in the areas of lottery, financial services and parking, and intends to expand into other verticals.  Mobile phones offer advanced capabilities, often with personal computer-like functionality, such as e-mail, Internet access and other applications that can be used as infrastructure by many industries.

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

On August 21, 2012, the Company and Quantitative Alpha Trading, Inc. announced the execution of a definitive agreement dated August 20, 2012, providing that the Company will acquire all of the outstanding common shares of Quantitative Alpha Trading, Inc. on the basis of 0.2222 of a share of Mobile Integrated Systems’ common stock in exchange for each outstanding share of Quantitative Alpha Trading.  The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products.  The software to be acquired through such acquisition will be sold to securities traders.  The parties have agreed to extend the outside closing date of MIBI's acquisition of QAT to June 30, 2013.  This extended period allows the companies time to focus their combined resources on the continued integration of the businesses and the further development and commercialization of QAT's software.

During the period covered by this Report, the Company also entered into a corporate development agreement with 2238646 Ontario Inc. to assist the Company in developing its international business and to consult the Company on financing, marketing, sales, and strategic business planning.

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

Assets and Liabilities

As of November 30, 2012, the Company had total assets of $893,169, including total current assets of $588,931.  The Company’s total current assets consisted of cash in the amount of $430,765, prepaid expenses in the amount of $120,606.  The Company’s total assets as of November 30, 2012 included a related party loan receivable in the amount of $301,635.  In addition, as of November 30, 2012, the Company owned net property and equipment in the amount of $2,603.  The Company’s total assets and total current assets have increased since November 30, 2011, at which time the Company’s total assets were $64,444, including total current assets of $58,582.  The Company’s total current assets as of November 30, 2011 consisted of cash in the amount of $30,907 and accounts receivable in the amount of $27,675.  In addition, as of May 31, 2012, the Company owned net property and equipment in the amount of $5,862.

On July 30, 2012, one of the Company’s note holders cancelled its note to the Company for $90,714, including both principal and interest.

In addition, during the period ended November 30, 2012, the Company eliminated all of its outstanding long-term liabilities in the amount of $760,323, including accrued interest of $7,726, through a combination of debt conversion and debt cancellation, with the issuance of 3,972,092 shares of common stock of the Company.

The Company’s current liabilities and total liabilities decreased to $245,397 at November 30, 2012 from $962,428 at May 31, 2012.  The Company’s current liabilities and total liabilities at November 30, 2012 included accounts payable and accrued liabilities of $245,397.  At November 30, 2011, the Company’s current liabilities and total liabilities included accounts payable and accrued liabilities of $199,253, accounts payable to a related party of $10,578 and notes payable to a related party of $752,597.

Liquidity and Capital Resources

As of November 30, 2012, the Company had $430,765 in cash, which was a decrease from $813,883 at August 31, 2012. As a development stage company, we have limited capital and limited operating resources.

During the period ended November 30, 2012, the Company raised $977,208 pursuant to the closing of a private placement of 6,900,000 shares of Company common stock at a purchase price of $0.20 per share. The proceeds of the private placement will be used for general corporate purposes.  From inception through November 30, 2012, the Company raised $5,040,811 in initial funding and private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

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

Three Months and Six Months Ended November 30, 2012 and November 30, 2011

Income

We are a development stage company and now also a deployment stage company. For the three and six months ending November 30, 2012 the Company had revenue of $0. To date, the Company has received $78,479 in revenue, all of which was received in the fiscal year ended May 31, 2012.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses

During the three months ended November 30, 2012, we incurred $302,252 in general and administrative expenses.  This was an increase from the three month period ended November 30, 2011 during which we incurred general and administrative expenses of $201,620.  During the six months ended November 30, 2012, we incurred $710,650 in general and administrative expenses.  This was an increase from the six month period ended November 30, 2011 during which we incurred general and administrative expenses of $396,970.  Since the Company’s inception on September 16, 2008, the Company has incurred general and administrative expenses of $4,851,645.

Net Loss

During the three months ended November 30, 2012, we incurred $295,939 in net losses, consisting of $302,252 in operating loss and interest income of $6,313.  This net loss was an increase from the three month period ended November 30, 2011 during which we incurred net losses of $208,138, consisting of $201,620 and interest expenses of $6,518.  During the six months ended November 30, 2012, we incurred $711,678 in net losses, consisting of $710,650 in operating losses and $1,028 in interest expenses.  This net loss was an increase from the six month period ended November 30, 2011 during which we incurred net losses of $408,253, consisting of $396,970 in operating losses and $11,283 in interest expenses. Since the Company’s inception on September 16, 2008, the Company has incurred net losses of $4,800,780, consisting of operating losses of $4,773,166 and $27,614 in interest expenses.

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

Marketing Plan

Our marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Commercialization of the exclusive licence agreement signed with Quantitative Alpha Trading Inc.
2.	Face to face sales to potential corporate customers.
3.	Internet sales through search engine optimization (SEO), banner ads and press work.
4.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on the www.mobileintegratedsystems.com website.

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

Officers and Directors

Donald Ziraldo, a member of the Company’s Board of Directors, has resigned from the Company’s audit committee, but shall continue to serve as a director of the Company.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On December 13, 2012, the Company entered into a marketing services agreement (the “Marketing Services Agreement”) with Capital C Partners LP (“Capital C”) to provide web development, web based marketing, press management, marketing materials development and other related services to the Company.

The Marketing Services Agreement may be terminated by either the Company or Capital C on sixty (60) days notice. The Company has agreed to pay Capital C fees on a project by project basis at an hourly rate, pursuant to an agreed schedule, plus a monthly retainer of $20,000 CND.  The Company anticipates that the total amount due pursuant to the Marketing Services Agreement shall be approximately $500,000- $550,000 CND.  Fifty Percent (50%) of all fees under the Marketing Services Agreement will be invoiced on commencement of a project, with the remainder of the fees due upon completion of the project.

During the month of December, 2012, the Company loaned QAT an additional $50,000.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

Not applicable

Item 4.    Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2012, the Company issued 550,000 shares of common stock sold in a private placement for $.20 per share.  Such shares were sold to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended and Regulation S promulgated thereunder.

In addition, during the period ended November 30, 2012, the Company issued 540,000 shares of common stock to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”).  2238646 Ontario Inc. will provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination.  Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 13, 2014. The shares issued pursuant to the Corporate Development Agreement were issued to a foreign person in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended and Regulation S promulgated thereunder.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 10.28	Corporate Development Agreement, by and between the Company and 2238646 Ontario Inc., dated as of November 1, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE INTEGRATED SYSTEMS, INC.

By:	/s/ Murray Simser
Murray Simser
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Emlyn David
Name:	Emlyn David
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:      January 22, 2013