Form 10-Q
period 2013-02-28
Mobile Integrated Systems, Inc.
filed 2013-05-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of February 28, 2013, the Issuer had 164,125,222 shares of its Common Stock outstanding.

PART I	FINANCIAL INFORMATION

MOBILE INTEGRATED SYSTEMS INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	February 28, 2013 (UNAUDITED)	May 31, 2012

CURRENT ASSETS:

Cash	$132,160	$30,907
Accounts receivable	41,563	27,675
Prepaid expense	90,306	-
TOTAL CURRENT ASSETS	264,029	58,582

Note Receivable - Related Party (Note 3)	-	-
Property and equipment, net	2,172	5,862

TOTAL ASSETS	$266,201	$64,444

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$327,840	$199,253
Accounts payable - related party	-	10,578
Notes payable - related party	-	752,597

CURRENT LIABILITIES AND TOTAL LIABILITIES	327,840	962,428

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001
300,000,000 shares authorized
164,125,222 and 154,133,130 issued and outstanding
as of February 28, 2013 and May 31, 2012	16,411	15,412
Additional paid-in capital	5,509,361	3,185,256
Other comprehensive income	458	1,429
Accumulated deficit	(5,587,869)	(4,100,081)

TOTAL STOCKHOLDERS' DEFICIENCY	(61,639)	(897,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$266,201	$64,444

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended February 28, 2013	Three Months Ended February 28, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	From Inception (September 16, 2008) to February 28, 2013
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

REVENUE	$20,964	$33,900	$20,964	$33,900	$92,746

EXPENSES
General and administrative expenses	(312,578)	(209,738)	(1,023,228)	(1,674,875)	(5,115,724)
Provision on note receivable from related party (note 3)	(477,798)	0	(477,798)	0	(477,798)
OPERATING LOSS	(769,412)	(175,838)	(1,480,062)	(1,640,975)	(5,500,776)

OTHER EXPENSE
Interest income (expense), net	(6,698)	(7,258)	(7,726)	(18,541)	(87,093)

NET LOSS	$(776,110)	$(183,096)	$(1,487,788)	$(1,659,516)	$(5,587,869)
			.
Net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Basic and fully diluted weighted average
common shares outstanding	164,002,939	31,739,630	159,995,794	34,199,815

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS INC.
(Formerly known as LOTO INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended February 28, 2013	Nine Months Ended February 28, 2012	From Inception (September 16, 2008) to February 28, 2013
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

OPERATING ACTIVITIES:
Net loss for the period	$(1,487,788)	$(1,659,516)	$(5,587,869)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,689	6,030	28,887
Stock based compensation	59,500	1,068,167	826,660
Common stock issued for services	455,467	-	605,467
Cancellation of Common stock issued for services	9,833	-	(140,167)
Changes in operating assets and liabilities:
Prepaid expenses	(90,306)	-	(90,306)
Accounts receivable	(13,888)	81,832	(41,563)
Accounts payable and accrued liabilities	118,010	(33,366)	394,195

NET CASH USED IN OPERATING ACTIVITIES	(945,483)	(536,853)	(4,004,696)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Cancellation of shares	-	-	102,312

Issuance (net of redemption) of common stock	1,046,736	203,144	3,378,052
Advancement of Third Party loan	-	200,000	686,122
Proceeds from stockholder loan	-	1,941

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,046,736	405,085	4,166,486

Effect of exchange rates on cash	-	4,726	1,430

INCREASE (DECREASE) IN CASH	101,253	(127,042)	132,160

CASH - BEGINNING OF PERIOD	30,907	153,162	-

CASH - END OF PERIOD	$132,160	$26,120	$132,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Note Payable settled through share issuance	(752,597)	-	(752,597)

See notes to the consolidated financial statements

MOBILE INTEGRATED SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2013

NOTE 1 – BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 18, 2012.

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

NOTE 2 – PREPAID EXPENSE

The prepaid expense relates to (i) Harmonized Sales Taxes paid in Ontario, Canada; and (ii) the payment of 540,000 common shares valued at $118,800, of which $39,600 was expensed in the period to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012.

NOTE 3 – NOTES RECEIVABLE FROM RELATED PARTY

On August 20, 2012, the Company and Quantitative Alpha Trading (“QAT”), Inc., a related party, entered into two agreements: (i) an Arrangement Agreement, pursuant to which the Company was to acquire QAT; and (ii) a bridge loan agreement to ensure that QAT had sufficient funds to commercialize all of its products pending the closing of the Arrangement Agreement. The Company provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000. The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets. As of February 28, 2013, the balance due from QAT was $477,798, consisting of principal of $463,274 and accrued interest of $14,524.  On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement, as QAT was in breach of certain of its covenants under the Arrangement Agreement. The Company has taken steps to enforce its security interests under the bridge loan, however the outstanding amount of $477,798 as at February 28, 2013 has been fully provided for, as it was determined to be uncollectable as QAT has no assets with which to repay amounts due.

MOBILE INTEGRATED SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2013

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

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

On November 18, 2011, the Company sold 1,833,500 shares of the Company’s common stock to nine purchasers for a purchase price of $0.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $22,002; and (ii) Warrants to purchase 146,680 shares of the Company’s common stock, at an exercise price of $0.20 per share.

On March 7, 2012, a shareholder of the Company tendered for cancellation 10,500,000 shares of the Company’s common stock, pursuant to an agreement with the Company.  The Company did not receive any payment for the cancellation of such shares.

MOBILE INTEGRATED SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2013

NOTE 4 – STOCKHOLDERS’ DEFICIENCY - continued

On March 27, 2012, the Company affected a 5-for-1 stock split of the stock of the Company.

On April 9, 2012, the Company sold 670,000 shares of the Company’s common stock to three purchasers for a purchase price of $0.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $8,040; and (ii) Warrants to purchase 53,600 shares of the Company’s common stock, at an exercise price of $0.20 per share.

On May 10, 2012, the Company issued 100,000 shares of the Company’s common stock to a director of the company as part of an exercise of options for a strike price of $0.15 per share.

On May 22, 2012, the Company sold 300,000 shares of the Company’s common stock to two purchasers for a purchase price of $0.15 per share.  In addition, each of the purchasers has received Warrants to purchase such number of shares of the Company’s common stock equal to the number of shares purchased by such shareholder, at an exercise price of $0.20 per share.  The Company paid a finder’s fee in connection with these sales of the Company’s securities, consisting of (i) $3,600; and (ii) Warrants to purchase 24,000 shares of the Company’s common stock, at an exercise price of $0.20 per share.

On June 27, 2012, pursuant to an agreement with a shareholder, 1,753,500 shares of the Company’s common stock were cancelled.

On August 31, 2012, the Company issued 6,350,000 shares of the Company’s common stock as part of a private placement and related to warrant exercises. All of the shares were issued at a price of $0.20 per share.

On August 31, 2012, the Company eliminated all of its outstanding long-term liabilities with the issuance of 3,972,092 shares of common stock of the Company at a price of $0.20 per share to convert $752,597 in outstanding debt. In doing so the Company recognized a loss on the issuance of shares of $41,821.

On October 5, 2012, the Company issued 550,000 shares of the Company’s common stock as part of a private placement.  All of the shares were issued at a price of $0.20 per share.

On November 1, 2012, the Company issued 540,000 shares of common stock valued at $118,800 to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”). 2238646 Ontario Inc. will provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination. Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 13, 2014.

On January 2, 2013, the Company issued 333,500 shares of the Company’s common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share.

MOBILE INTEGRATED SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2013

NOTE 5 – COMMITMENTS

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

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013. The minimum payments due are as follows:

2013 – $ 66,572

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date of filing, and has determined that there are no subsequent events that require recognition or disclosure.

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

Plan of Operation

The Company is a development stage technology company that operates within the financial services industry and the broader gaming industry. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organizations and government regulated lotteries.

The Company’s technologies are at various levels of development.  To date, the Company has minimal revenues. It is anticipated that each of the Company's lines of business will generate revenue through software licensing arrangements.

On October 8, 2012, the Company announced that it signed a customer contract to implement and operate an SMS lottery for Movil Game Solutions C.A., a Venezuelan nationally licensed lottery operator, for a percentage of the gross sales of the lottery operator.

On August 21, 2012, the Company and Quantitative Alpha Trading, Inc. (QAT) announced the execution of an arrangement agreement dated August 20, 2012 (the “Arrangement Agreement”), providing that the Company would acquire all of the outstanding common shares of QAT on the basis of 0.2222 of a share of Mobile Integrated Systems’ common stock in exchange for each outstanding share of QAT.  The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products.  The software to be acquired through such acquisition would be sold to securities traders.  The Company and QAT later agreed to extend the outside closing date of the Company's acquisition of QAT to June 30, 2013.  This extended period was intended to allow the Company and QAT time to focus their combined resources on the continued integration of the businesses and the further development and commercialization of QAT's software.

On August 20, 2012, the Company and QAT entered into a bridge loan agreement to ensure that QAT had sufficient funds to commercialize all of their products. The Company provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000.  The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets. As of February 28, 2013, the balance due from QAT was $477,798, consisting of principal of $463,274 and accrued interest of $14,524.

On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement.  The Company terminated the Arrangement Agreement during the period covered by this Report as a result of QAT being in breach of certain of its covenants under the agreement. Due to QAT being in default of its obligations under the first priority secured bridge loan, the Company took steps to enforce its security interests under the bridge loan, however the outstanding amount of $477,798 as at February 28, 2013 has been fully provided for, as it was determined to be uncollectable as QAT has no assets with which to repay amounts due.

On December 13, 2012, the Company entered into a marketing services agreement (the “Marketing Services Agreement”) with Capital C Partners LP (“Capital C”) to provide marketing related services to the Company.

The Marketing Services Agreement may be terminated by either the Company or Capital C on sixty (60) days notice. The Company has agreed to pay Capital C fees on a project by project basis at an hourly rate, pursuant to an agreed schedule.  Subsequent to the period covered by this Report, the parties agreed to revise the Marketing Services Agreement to reduce the projects contemplated by such agreement and to eliminate the monthly retainer the Marketing Services Agreement originally contemplated.  The Company currently anticipates that the total amount due pursuant to the Marketing Services Agreement shall be approximately $300,000 CND.

Results of Operations

The Company was incorporated in the state of Nevada on April 22, 2009, and the wholly-owned subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, the Company acquired all of the issued and outstanding shares of Mobilotto (which included all intellectual property of the mobile lottery purchase system).  The Company has concentrated efforts on developing its business strategy and obtaining private financing.  Working models of products are ready for demonstration and the Company has commenced initial marketing and sales efforts.

The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organizations and government regulated lotteries. Discussions with financial institutions as well as with charitable organizations and government regulated lotteries are at preliminary stages.

The Company is contemplating expansion into various other technologies as well as the continued development of current technologies. These efforts will require additional financial and management resources. There is no guarantee that the Company will be able to successfully launch technology or that it will generate sufficient revenue to sustain operations.

Assets and Liabilities

As of February 28, 2013, the Company had total assets of $266,201, including total current assets of $264,029.  The Company’s total current assets consisted of cash in the amount of $132,160, accounts receivable in the amount of $41,563 and prepaid expenses in the amount of $90,306.  The Company’s total assets as of February 28, 2013 included net property and equipment in the amount of $2,172.  The Company’s total assets and total current assets have increased since May 31, 2012, at which time the Company’s total assets were $64,444, including total current assets of $58,582.  The Company’s total current assets as of May 31, 2012 consisted of cash in the amount of $30,907 and accounts receivable in the amount of $27,675.  In addition, as of May 31, 2012, the Company owned net property and equipment in the amount of $5,862.

The Company’s current liabilities and total liabilities were both $327,840 at February 28, 2013, which represents a decrease from total liabilities of $962,428 at May 31, 2012.  The majority of this debt was eliminated during the quarterly period ended November 30, 2012, at which time the Company eliminated long-term liabilities in the amount of $760,323, including accrued interest of $7,726, through a combination of debt conversion and debt cancellation, with the issuance of 3,972,092 shares of the common stock of the Company.  The Company’s current liabilities and total liabilities at February 28, 2013 included accounts payable and accrued expenses.  At May 31, 2012, the Company’s current liabilities and total liabilities included accounts payable and accrued expenses of $199,253, accounts payable to a related party of $10,578 and notes payable to a related party of $752,597.

Liquidity and Capital Resources

As of February 28, 2013, the Company had $132,160 in cash, which was an increase from $30,907 at May 31, 2012. The Company has limited capital and limited operating resources. Since inception through February 28, 2013, the Company has raised funding through private placements of restricted common stock. The funds raised in the prior private placements may not be sufficient to meet projected cash flow deficits from operations or to fund the development of current and future technologies and products.

The Company is actively pursuing alternative and significant sources of revenue within the financial services marketplace and the charitable and lottery space. While the Company believes that it will experience pressure on cash flows in the near term, it intends to continue operations through maintaining limited expenditures. The Company will seek to supplement its existing cash balance through fundraising activities as necessary.

Results of Operations

Three Months and Nine Months Ended February 28, 2012 and February 28, 2013

Income

We are a development stage company.  For the three and nine months ending February 28, 2013 the Company had revenue of $20,964. To date, the Company has received $92,746 in revenue.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology.  There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

The Company’s financial services product is now available for purchase for use on Bloomberg Terminals.

Expenses

During the three months ended February 28, 2013, we incurred $312,578 in general and administrative expenses.  This was an increase from the three month period ended February 28, 2012 during which we incurred general and administrative expenses of $209,738.  During the nine months ended February 28, 2013, we incurred $1,023,228 in general and administrative expenses.  This was a decrease from the nine month period ended February 28, 2012 during which we incurred general and administrative expenses of $1,674,875.  Since the Company’s inception on September 16, 2008, the Company has incurred general and administrative expenses of $5,115,724.

Net Loss

During the three months ended February 2013, we incurred $776,110 in net losses, consisting of $769,412 in operating loss and interest expenses of $6,698.  This net loss was an increase from the three month period ended February 28, 2012 during which we incurred net losses of $183,096, consisting of $175,838 in operating losses and interest expenses of $7,258.  During the nine months ended February 28, 2013, we incurred $1,487,788 in net losses, consisting of $1,480,062 in operating losses and $7,726 in interest expenses.  This net loss was a decrease from the nine month period ended February 28, 2012 during which we incurred net losses of $1,659,516, consisting of $1,640,975 in operating losses and $18,541 in interest expenses. Since the Company’s inception on September 16, 2008, the Company has incurred net losses of $5,587,869, consisting of operating losses of $5,500,776 and $87,093 in interest expenses.

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

9.        Commercialize the Company’s trading platform

10.      Concentrate on marketing and sales related to the Company’s proprietary trading platform.

Marketing Plan

The Company’s marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Commercialization of the non-exclusive licence agreement signed with Quantitative Alpha Trading Inc.
2.	Face to face sales to potential corporate customers.
3.	Internet sales through search engine optimization (SEO), banner ads and press work.
4.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on the www.mobileintegratedsystems.com website.

Working Capital

The Company has in-place working capital to fund normal business activities for only a limited period.  The Company anticipates that it will need to seek private financing within 3-6 months requiring additional funding to execute on and expand operations according to current plans.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate of approximately $6,100 per month.

Employees

We currently have seven full-time employees.  We expect to hire additional full time employees in the coming year as necessities dictate.  We have engaged additional services for accounting, legal, and other part-time and occasional services.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On March 8, 2013, Murray Simser, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, resigned from his positions.  Mr. Simser was paid severance equal to three month’s salary (at CND $13,333.33 per month).  Also on March 8, 2013, Donald Ziraldo resigned from the Company’s Board of Directors. No severance was paid to Mr. Ziraldo. Neither Mr. Simser nor Mr. Ziraldo has expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Emlyn David, the Company’s Chief Financial Officer and a member of the Company’s Board of Directors, is now serving as the Company’s Interim Chief Executive Officer.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended February 28, 2013, the Company issued 333,500 shares of common stock in connection with the exercise of certain warrants, at an exercise price of $.20 per share.  Such shares were issued to foreign persons in reliance on the exemption from securities registration under Section 4(2) of the U.S. Securities Act of 1933, as amended and Regulation S promulgated thereunder.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

On March 8, 2013, Murray Simser, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, resigned from his positions.  Mr. Simser was paid severance equal to three month’s salary.  Also on March 8, 2013, Donald Ziraldo resigned from the Company’s Board of Directors.

ITEM 6.	EXHIBITS

Exhibit	Description

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

** Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE INTEGRATED SYSTEMS, INC.

By:	/s/ Emlyn David
	Name:	Emlyn David
	Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:      May 14, 2013