Form 10-K
period 2013-05-31
Epcylon Technologies, Inc.
filed 2013-09-13
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53770

epcylon Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,330,344 at November 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 164,125,222 shares issued at September 10, 2013.

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to epcylon Technologies, Inc.

PART I

ITEM 1:   BUSINESS

Introduction

epcylon Technologies, Inc., formerly known as Mobile Integrated Systems, Inc., is a development stage technology company that operates within the financial services industry and the broader gaming industry. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, developes software and interactive games for use by charitable organizations and government regulated lotteries.

The Company’s technologies are at various levels of development.  To date, the Company has minimal revenues, primarily sourced from the gaming sector. It is anticipated that each of the Company's lines of business will generate revenue through software licensing arrangements.

Corporate Development

The Company was incorporated in the state of Nevada on April 22, 2009, and its subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, the Company acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).  The Company has continued to develop its mobile lottery software.

Effective as of March 26, 2012, the Company changed its name to Mobile Integrated Systems, Inc. as part of an effort to re-brand the Company.  In addition, the Company’s Articles of Incorporation was amended by (i) increasing the Company’s authorized shares from One Hundred Million Shares (100,000,000) to Three Hundred Million Shares (300,000,000), all of which shares are common stock, with a par value of $.0001 per share; and (ii) effecting a five for one forward stock split of the Company’s issued and outstanding shares (this action is referred to herein as the “Stock Split”).  The Company increased its number of authorized shares in order to facilitate the Company’s Stock Split.  The Company’s Board of Directors believed that the Company’s stockholders would benefit from greater liquidity in the Company’s Common Stock.

As of May 31, 2013, the Company had 164,125,222 shares of common stock issued and outstanding.

On August 5, 2013 the Company changed its name to epcylon Technologies, Inc.

Business Model

On August 21, 2012, the Company and Quantitative Alpha Trading, Inc. (“QAT”) announced the execution of an arrangement agreement dated August 20, 2012 (the “Arrangement Agreement”), providing that the Company would acquire all of the outstanding common shares of QAT on the basis of 0.2222 of a share of the Company’s common stock in exchange for each outstanding share of QAT. The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products. The Company and QAT later agreed to extend the outside closing date of the Company's acquisition of QAT to June 30, 2013. This extended period was intended to allow the Company and QAT time to focus their combined resources on the continued integration of the businesses and the further development and commercialization of QAT's software.

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

On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement as a result of QAT being in breach of certain of its covenants under the agreement. Due to QAT being in default of its obligations under the first priority secured bridge loan, the Company took steps to enforce its security interests under such loan.  The Company became the owner of all of the intellectual property of QAT, including the Stealth products for proprietary algorithmic securities trading systems.

The Company is marketing the acquired Stealth software to securities traders.  This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is the Company's intention to license our financial software to financial organizations and individuals as a primary source of revenue.  The Company has no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity.  The Company's financial software is expected to be distributed through software app stores and distribution agreements.

The Company’s Stealth branded products has been commercialized for both institutional traders and retail traders alike. To date the products are available on Bloomberg terminals worldwide via the Bloomberg App Portal. Furthermore, the Company is in discussions to make the Stealth product suite available to various institutions via integration with in-house technologies.

The Company’s Stealth trading platform offers a suite of software applications designed to encourage better customer interaction and help brokerages to modernize. Stealth Analytics is a mathematical and cognitive psychology based market visualization instrument that filters complex market data to vividly and explicitly depict the sentiment and perception of market participants.

During the fiscal year, Stealth became a member of the Bloomberg Application Portal, a participant in the Interactive Brokers marketplace and signed a distribution agreement with PCQuote Canada.

The inclusion of the Stealth Platform in the Bloomberg Application Portal will present the Company with the opportunity to sell its product to its target audience. The Bloomberg Application Portal is a new function on the Bloomberg Terminal created to deliver highly vetted and secure 3rd party applications. These applications cover the entire workflow of a firm’s users from technical charting to portfolio management and are available only to Bloomberg Terminal customers. The applications offered within the Application Portal are completely integrated with Bloomberg Professional data and functions. In addition, each application launches directly from the Bloomberg Terminal and runs very similarly to a Bloomberg Launch pad component.

Bloomberg, the global business and financial information and news leader, gives influential decision makers a critical edge by connecting them to a dynamic network of information, people and ideas. The Company’s strength – delivering data, news and analytics through innovative technology (including through the Stealth Platform), quickly and accurately- is at the core of the Bloomberg Professional service, which provides real time financial information to more than 310,000 subscribers globally. Bloomberg’s enterprise solutions build on the Company’s core strength, leveraging technology to allow customers to access, integrate, distribute and manage data and information across organizations more efficiently and effectively.

Stealth is a member of The Marketplace@IB, a self-service community that brings together third parties who have products and services to offer with Interactive Brokers (IB) customers and traders who are looking to fill a specific need. IB is a low cost provider of trade execution and clearing services for individuals, advisors, proprietary trading groups, brokers and hedge funds. IB’s premier technology provides direct access to stocks, options, futures, forex, bonds and funds on over 100 markets worldwide from a single IB Universal account.

Interactive Brokers (IB) is a low cost provider of trade execution and clearing services for individuals, advisors, prop trading groups, brokers and hedge funds. IB’s premier technology provides direct access to stocks, options, futures, forex, bonds and funds on over 100 markets worldwide from a single IB Universal account.

On June 18, 2013, the Company announced the signing of a teaming agreement with PC Quote Canada Inc. to jointly market the Company's Stealth Analytics trading platform nationwide to PC Quote Canada's extensive client base. Within the framework of the agreement the Company and PC Quote Canada Inc. plan to collaborate to provide the Stealth Analytics market visualization instrument to enable traders to amplify their intuition to make swift, consistent and confident trades.

The Company’s MOBI branded products are currently being customized for various charitable organizations to integrate the product suite with in-house technologies.

The Company’s MOBI branded products aim to become a leading developer of global mobile engagement services - mobile marketing, mobile commerce and mobile gaming. Through the MOBI branded products, the Company focuses on social good and its contribution towards charity. The product suite utilizes efficient and highly interactive broad-based participation games (such as draw based lotteries) to promote responsible play and support charitable causes. The brand continues to have exploratory discussions with various charities to seek partnerships.

The Company’s goal is to provide lottery operators worldwide with a complete solution to enable consumers to play lottery and other games of chance and skill via mobile devices. For the players, the solution makes mobile-play much more exciting and convenient compared to paper ticket play. For the operator, MOBI can deploy in 60 days, without capital costs, and expand revenues by reaching mobile savvy players and analytically-enriched in-game marketing.

The key element of the solution is the player Launch Pad which allows convenient, exciting, secure and private play of the broadest range of games. The player also gets tools to track their playing activity and to help them play responsibly.

Technologies developed and owned by the MOBI division include GameCore and GeoLoc. While GameCore is the collection of MOBI Interactive intellectual property for crafting and delivering solutions to make high-transaction, real-time and often analytical enriched applications available on mobile devices, GeoLoc ensures jurisdictional play and helps with target marketing and nearest retailer referral. It detects the location of a user even if their phone has no GPS capability.

An important aspect is also security in technology. In order to meet customer requirements, MOBI Interactive deploys sophisticated security methods in their network, server, and client software components using advanced firewall and intrusion prevention systems, industry certified encryption techniques, as well as a thorough personnel screening and oversight programs.

In order to support responsible gaming MOBI Interactive solutions provide various functions, including legal age verification and validation including a credit check during the registration process, jurisdiction confirmation via the geo-locater that employs both cell tower positioning and GPS data, combined with customer registration data to confirm the customer’s location during time of purchase, as well as customer-spend limits.

The Company’s unique features allow operators to design and launch game modifications and new games with just a few clicks. The GameCore technology includes analytically-enriched opt-in messaging and the capability to communicate with and cross-sell players. Messages and ads include convenient hot keys to support common functions – such as purchase ticket, learn more, donate and close.

Player actions are tracked and analyzed to ensure effective marketing. GameCore is a complete platform for mobile play of lottery, sports products, and scratch cards.  GameCore also features location verification to ensure a player is in jurisdiction, which is a necessity for many regulated lottery operators.

The MOBI products have two main target groups. The first such group for MOBI Interactive solutions are lottery operators. These operators have a pressing need to expand into new sales and distribution channels but generally are hampered by their expensive retail-terminal networks that need a high density of players to be cost-effective. MOBI GameCore solves this issue by enabling lottery ticket play via mobile devices. Consequently, there is no need for a player to go to a lottery retail outlet. Operators can now reach anyone that has a mobile device in the jurisdiction.

Charitable funds represent the second target group for MOBI. Charitable lotteries are an excellent way to contribute to the ever-growing needs of a community. MobiCharity is a customizable lottery solution that supports fund raising events that involve tickets or pledges.  Player functions include registration, pledging, payment, social messaging and notifications. Operator functions feature donor management and support, campaign design and execution and reporting. Besides the convenient features for the purchaser, the charity can sell more tickets at a faster rate. This speeds the close out of the fund raising effort and helps reduce promotion costs.

The Company has launched a mobile lottery application in Canada for the Princess Margaret Hospital Foundation (http://www.pmhf.ca). The solution expanded the convenience for ticket ordering to mobile savvy potential-donors. Furthermore, the solution complied with the challenge that the Ontario Lottery and Gaming Commission requires the lottery operator to have a process to verify that ticket purchasers are physically in Ontario when placing their ticket orders. Additionally, the application supports all popular mobile devices and interface with the existing back-office payment-processing system, potential donor and ticket purchaser databases and the marketing communications systems that are used to notify potential donors and ticket purchasers about lottery event details such as prize information, early-bird promotions, deadlines, prize winners, rules and regulations. The application was able to help to speed the sell-through of tickets and therefore reduce the large expense of traditional print and broadcast media.

Marketing Plan

The Company’s marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Face to face sales to potential corporate customers.
2.	Internet sales through search engine optimization (SEO), banner ads and press work.
3.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on the Company’s website.

On December 13, 2012, the Company entered into a marketing services agreement (the “Marketing Services Agreement”) with Capital C Partners LP (“Capital C”) to provide marketing related services to the Company.

The Marketing Services Agreement may be terminated by either the Company or Capital C on sixty (60) days notice. The Company has agreed to pay Capital C fees on a project by project basis at an hourly rate, pursuant to an agreed schedule. Subsequent to the period covered by this Report, the parties agreed to revise the Marketing Services Agreement to reduce the projects contemplated by such agreement and to eliminate the monthly retainer the Marketing Services Agreement originally contemplated. The Company currently anticipates that the total amount due pursuant to the Marketing Services Agreement shall be approximately $300,000 CAD.

Competitive Advantages and Disadvantages

Technology Advantages

.	Our mobile technologies function as an application which facilitates the following:

	●	Controlled end-user experience interactive graphical user interface (GUI), matched to phone capabilities;

	●	Includes secure interface standards;

	●	Enhanced eCommerce capabilities; and

	●	Low cost per message.

2.	Our product has the ability to identify the geographical location of players. This patent-pending process limits out of region play for purposes of controlling compliance with jurisdictional legal requirements.

3.	Our application has been tested on a number of different phone types:

	●	A development plan is underway to cover most of the popular smart model cellular telephones;

	●	Current development is underway to enable Windows Mobile platforms; and

	●	Non-smart phones using conventional technologies have development potential.

4.	Our application has been built to integrate with existing on-line offerings without duplicating processes or databases to create an efficient, seamless mobile and on-line gaming experience.

5.	We believe that Phase 2 gaming (including pro-line, sports select, and multiplayer games) could be developed and accommodated on our system.

6.	Our product provides the lottery operator with a non-intrusive, 2-way communication capability which includes screen pop-ups, device start-up screen, and survey capability, as well as enhanced personalized marketing opportunities.

7.	We provide full screen notification of lottery results.

8.	Our application icon resides on the mobile device and application upgrades are automatic.

9.	Our working demonstration models are developed and are currently operable for assessment by lottery operators.

Player Experience Advantages:

10.	Our product requires few key strokes (as the process is menu driven), which provides for simple and easy play.

11.	All functionality and processes can be built onto the mobile device (full mobile solution for player registration, PIN access, lottery purchase, settlement, winning ticket notification, and customer communication).

12.	Our application has design and play concepts based on replicating, emulating and interfacing with existing web-based lottery operator offerings for consistency of the lottery experience using a mobile device.

The Competitive Risks Associated with Our Technology And Business

•	We are a development stage Company, with limited resources to continue to develop our business;

•	We have only developed the software for lottery game selection, lottery number picking and lottery number authorization components of our system;

•	Our system still requires the software development of the player registration, financial settlement and player messaging components;

•	We will be dependent on third-party software development companies to develop the remaining components for our full feature system;

•	There is no assurance that our product will operate in the manner for which it is intended;

•	The cost of development and realization of the additional components to our software application may be greater than we anticipate;

•	There is no assurance that our mobile lottery software will be certified for use by the Gaming Standards Association or lottery operators;

•	There is no assurance that we will be able to market and sell our mobile lottery software system;

•	There is no assurance that our mobile lottery software will be acceptable to lottery operators; and

•
Larger suppliers in the lottery or software application development industries who have more resources than we do could decide to enter the mobile lottery business and compete more effectively for contracts with lottery operators.

We expect to compete in the global market on the basis of being able to provide a full feature mobile lottery application that we have designed to include the following components: secure player registration and authorization, number selection, settlement, winning number notification and direct-to-customer messaging capability for enhanced marketing opportunities.  There are some competitors who are currently offering and developing mobile lottery applications, however, we are not aware of any who are offering solutions with the same full feature characteristics as our product.  We are not yet in a competitive position in the global market because we have not completed the development of all components of our full featured mobile lottery software application.  We expect to complete our full featured mobile lottery software application within approximately nine months from instructing our software development partner to commence work.  We anticipate that lottery operators will make their selection of vendors and service providers on the basis of considerations involving security, product performance, ease of use by the lottery operator and by end-users, as well as ongoing service support for the lottery operator and end-users.  Upon completion of our full feature mobile lottery application, we believe that we will be able to compete globally in a manner which will be competitively attractive to lottery operators, however, the need for continuing development of our software application and the plans for commercial sale of our product are subject to many uncertainties that present material risks to investors.

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

Our SEC filings may also be viewed at our website, http://mobileintegratedsystems.com.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

epcylon Technologies, Inc.
25 Adelaide Street, Suite 502
Toronto, Ontario, Canada M5C 3A1
Telephone: 416-479-0880

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

We are a development stage company and we have generated limited revenues as of the date of this Report.  From the inception of our activities in Mobilotto on September 16, 2008 through the fiscal year ended May 31, 2013, the Company has incurred net losses of $6,192,461. We expect to operate with net losses within the current fiscal year-ending May 31, 2014 or longer.  We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.  If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are a development stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As a development stage company, we have a capital deficiency and limited operating resources.  As of September 10, 2013, we had cash on hand of approximately $2,500 CAD, with an additional loan of $250,000 CAD anticipated by the end of the month. The cash on hand in our bank accounts, together with the planned loan, will be sufficient to maintain our operations until approximately December 31, 2013.  From inception through May 31, 2013, the Company raised $5,107,478 in initial funding and private placements of restricted common stock.  The money raised in the initial funding and our private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products.  Over the next twelve months, the Company will need to raise approximately $2,000,000 to operate as planned.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $150,000-$200,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

As of the date of this Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. We have generated limited revenues from our technology. We have advanced  our  working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions, which will be completed upon contracting.

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

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources which could have a material adverse effect on our business.

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

Over the next twelve months, the Company will need to raise approximately $2,000,000 to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  If we do not obtain additional financing in amounts and on terms acceptable to us, our business may fail.

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

During the foreseeable future, we expect to pursue our lottery business outside of the United States until applicable laws in the United States permit sales of lottery tickets utilizing mobile telecommunications devices.  As of the date of this Report, current U.S. laws prohibit sales of lottery tickets utilizing mobile telecommunications devices. Existing or future laws and regulations in other countries may impair our ability to expand our business and introduce new products and services, or may restrict the use of our services or the features we offer.  Changes to the existing regulatory framework in countries where we intend to offer our services could adversely affect our business plans.

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

We started to develop our lottery technology in 2008 and we have deployed our technology on only a limited basis.  We, therefore, have limited historical financial data related to our current business upon which to analyze operating expenses or forecast accurately our future operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects which may discourage trading in our stock with potential further adverse affect on the price of our stock.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital to provide cash for our operations. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business.  The fact that we have generated limited revenues to date may deter potential investors from providing financing.  Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

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

For our projected international operations, the local currency will be designated as the functional currency. Accordingly, assets and liabilities must be translated into U.S. Dollars at year-end exchange rates, and revenues and expenses will be translated at average exchange rates prevailing during the year.  Fluctuations in the value of other currencies in which we may generate revenues or incur costs may be difficult to predict and could cause us to incur currency exchange losses.  Receivables and liabilities in currencies other than the functional currency could also move adversely to us from the date of accrual by us to the date of actual settlement of receivables or liabilities in a currency other than the functional currency. A disparity between the accrual and settlement amounts due to currency exchange costs could have a material adverse effect on our business. We cannot predict the effect of exchange rate fluctuations on our future operating results.  Future fluctuations in currency exchange rates could materially and adversely affect our business.

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

As of the date of this Report, we have 164,125,222 shares of our common stock issued and outstanding. We are authorized to issue up to 300,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

2238646 Ontario Inc. owns a total of 97,040,000 of 164,125,222 issued and outstanding shares. This represents 59.1% of our issued and outstanding shares.  As a result 2238646 Ontario Inc. has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

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

ITEM 4:   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCBB) under the symbol “PRFC”.  The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  The information set forth below has been adjusted to reflect the Company’s five for one stock split on March 26, 2012.  The Company’s shares trade on the Over-the-Counter Bulletin Board.

Common Stock
	High	Low
Quarter Ended May 31, 2013	.20	.11
Quarter Ended February 28, 2013	.25	.16
Quarter Ended November 30, 2012	.30	.18
Quarter Ended August 31, 2012	.41	.20
Quarter Ended May 31, 2012	.32	.20
Quarter Ended February 29, 2012	.30	.20
Quarter Ended November 30, 2011	.58	.34
Quarter Ended August 31, 2011	.58	.40

Holders

As of the date of this Report there are 164,125,222 shares of common stock issued and outstanding.

As of the date of this Report there are 30 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		$0	0
Equity compensation plans not approved by security holders	11,560,000	(1)(2)	$0.169	n/a
Total	11,560,000	(1)(2)(3)	$0.169	n/a

(1)
The Company has granted options to purchase 11,560,000 shares of the Company’s Common Stock to certain directors and former officers and directors.  These were grant pursuant to individual agreements which were not part of a Company stock option plan.

(2)	Of the options to purchase 11,560,000 shares, options to purchase 375,000 shares have not yet vested.
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

The Company is marketing the acquired Stealth software to securities traders.  This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is the Company's intention to license our financial software to financial organizations and individuals as a primary source of revenue.  The Company has no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity.  The Company's financial software is expected to be distributed through software app stores and distribution agreements.

The Stealth branded products has been commercialized for both institutional traders and retail traders alike. To date the products are available on Bloomberg terminals worldwide via the Bloomberg App Portal. Furthermore, the Company is in discussions to make the Stealth product suite available to various institutions via integration with in-house technologies.

The Company’s Stealth trading platform offers a suite of software applications designed to encourage better customer interaction and help brokerages to modernize. Stealth Analytics is a mathematical and cognitive psychology based market visualization instrument that filters complex market data to vividly and explicitly depict the sentiment and perception of market participants.

The Company’s MOBI branded products are currently being customized for various charitable organizations to integrate the product suite with in-house technologies.

The Company’s goal is to provide lottery operators worldwide with a complete solution to enable consumers to play lottery and other games of chance and skill via mobile devices. For the players, the solution makes mobile-play much more exciting and convenient compared to paper ticket play. For the operator, MOBI can deploy in 60 days, without capital costs, and expand revenues by reaching mobile savvy players and analytically-enriched in-game marketing.

The MOBI products have two main target groups. The first such group for MOBI Interactive solutions are lottery operators. These operators have a pressing need to expand into new sales and distribution channels but generally are hampered by their expensive retail-terminal networks that need a high density of players to be cost-effective. MOBI GameCore solves this issue by enabling lottery ticket play via mobile devices. Consequently, there is no need for a player to go to a lottery retail outlet. Operators can now reach anyone that has a mobile device in the jurisdiction.

Charitable funds represent the second target group for MOBI. Charitable lotteries are an excellent way to contribute to the ever-growing needs of a community. MobiCharity is a customizable lottery solution that supports fund raising events that involve tickets or pledges.  Player functions include registration, pledging, payment, social messaging and notifications. Operator functions feature donor management and support, campaign design and execution and reporting. Besides the convenient features for the purchaser, the charity can sell more tickets at a faster rate. This speeds the close out of the fund raising effort and helps reduce promotion costs.

It is anticipated that each of the business owned by the Company will generate revenue through software licensing.  The Company intends to offer two forms of licensing.  One is transaction based and the other is based on the number of users.  The Company anticipates that revenue models will be as follows:

MOBI: This family of cloud-based software products will be sold to lottery operators through a license that entitles the Company to a percentage of total lottery sales.

Stealth:  This family of products will utilize a per seat/user model.

Results of Operations

The Company was incorporated in the state of Nevada on April 22, 2009, and our wholly-owned subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, the Company acquired all of the issued and outstanding shares of Mobilotto (which included all intellectual property of the mobile lottery purchase system).  We have concentrated our efforts on developing our business strategy and obtaining private financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere.  Our mobile lottery software application has now been developed and tested, but we have derived only limited revenues from our technology.  In addition, we are now expanding into additional fields.  These new areas will require additional financial and management resources in order to develop.  There is no guarantee that we will be able to successfully expand the use of our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2013, the Company had cash of $180,955.  This represented an increase from May 31, 2012, at which time we had cash in the amount of $30,907.  The Company’s total current assets were $302,995 as of May 31, 2013, which was an increase from $58,582 as of May 31, 2012. The Company’s current assets as of May 31, 2013 included a local tax receivable of $66,226 and a prepaid expense of $55,813.  We also own property and equipment with a cost of $1,742 which consists of computer equipment, office furniture and equipment and leasehold improvements.  The Company’s total assets as of May 31, 2013 were $304,736, which was an increase from $64,444 as of May 31, 2012.

As of September 11, 2013, we had cash on hand of approximately $2,500 CAD, with an additional loan of $250,000 CAD anticipated by the end of the month. The cash on hand in our bank accounts, together with the planned loan, will be sufficient to maintain our operations until approximately December 31, 2013.  In order to maintain our operations for the next twelve months, we will need to raise an additional $2,000,000.

Current liabilities and total liabilities as of May 31, 2013 were $769,210.  This was a decrease from May 31, 2012, at which time the Company’s current liabilities and total liabilities were $962,428. During the fiscal year ended May 31, 2013, the Company repaid related party loans in the amount of $260,000.  Since the Company’s inception, such loans total $686,122.

On June 30, 2012, one of the Company’s note holders cancelled its note to the Company for $90,714, including both principal and interest.

As a development stage company, we have limited capital and limited operating resources. During the fiscal year ended May 31, 2013 the Company raised $1,043,875 pursuant to the closing of a private placement of 6,900,000 shares and the issuance 333,500 shares of common stock in connection with the exercise of certain warrants, at an exercise price of $0.20 per share. During the fiscal year ended May 31, 2012, the Company raised $401,883 from such sources. From inception through May 31, 2013, the Company raised $5,107,478 in initial funding and private placements of restricted common stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

Management estimates that the Company will require an additional $2,000,000 to complete the Company’s roll-out of planned products.

Management believes that without obtaining additional financing or developing an ongoing source of revenue, we will not successfully continue our operations. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Twelve Months Ended May 31, 2013 and May 31, 2012

Income

We are a development stage company.  To date, the Company has received $106,609 in revenue.  We have concentrated our efforts on developing our business strategy and obtaining financing.  We have working models ready for demonstration and we have commenced our initial sales and marketing program.  We have had early stage meetings with some lottery operators in Canada and we are actively pursuing other opportunities in Canada and elsewhere. There is no guarantee that we will be able to successfully develop and launch our technology on a larger scale or that it will generate sufficient revenue to sustain our operations.

Expenses

For the twelve months ended May 31, 2013, the Company incurred $1,651,281 in general and administrative expenses, $477,798 write off of note receivable from related party and $(1,874) in interest expense.  The Company’s net loss for the fiscal year ended May 31, 2013 was $2,092,380.  This was an increase from the twelve months ended May 31, 2012, when the Company incurred $1,671,597 in general and administrative expenses and $43,860 in interest expense.  The Company’s net loss for the fiscal year ended May 31, 2012 was $1,643,675.  From the Company’s inception through May 31, 2013, the Company has experienced $5,743,777 in general and administrative expenses, $77,493 in interest expenses and net losses of $6,192,461.

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

Marketing Plan

The Company’s marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Face to face sales to potential corporate customers.
2.	Internet sales through search engine optimization (SEO), banner ads and press work.
3.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on the Company’s website.

On December 13, 2012, the Company entered into a marketing services agreement (the “Marketing Services Agreement”) with Capital C Partners LP (“Capital C”) to provide marketing related services to the Company.

The Marketing Services Agreement may be terminated by either the Company or Capital C on sixty (60) days notice. The Company has agreed to pay Capital C fees on a project by project basis at an hourly rate, pursuant to an agreed schedule. Subsequent to the period covered by this Report, the parties agreed to revise the Marketing Services Agreement to reduce the projects contemplated by such agreement and to eliminate the monthly retainer the Marketing Services Agreement originally contemplated. The Company currently anticipates that the total amount due pursuant to the Marketing Services Agreement shall be approximately $300,000 CAD.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $2,000,000.

Contractual Obligations and Other Commercial Commitments

The sole on-going commitment we have is for the rental of our head office, which runs to the end of November 2013 at a rate that approximates $6,100 per month.

Common Stock

As of May 31, 2013, there were 164,125,222 shares of the Company’s common stock issued and outstanding.

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

●
Since there has been only limited commercial utilization of our application it will be more difficult for us to close sales of our untested product with prospective lottery operator customers of our Company and we may not able to derive additional revenues from our product;

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

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Epcylon Technologies, Inc.
(f/k/a Mobile Integrated Systems, Inc.) (f/k/a Loto, Inc.)

We have audited the accompanying balance sheets of Epcylon Technologies, Inc. (f/k/a Mobile Integrated Systems, Inc.) (f/k/a Loto, Inc.) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from inception (September 16, 2008) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epcylon Technologies, Inc. (f/ka Mobile Integrated Systems, Inc.) (f/k/a Loto, Inc.) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (September 16, 2008) to May 31, 2013, conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Epcylon Technologies, Inc. (f/k/a Loto, Inc.) will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, the Company posted a net loss of $2,092,380 for the year ended May 31, 2013 and has incurred operating losses since its inception. The Company has only generated revenue of $106,609 since inception, its current liabilities exceed its current assets by $464,474 and is unlikely to generate earnings in the immediate for foreseeable future.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
September 11, 2013

Epcylon Technologies, Inc.
(f/k/a Mobile Integrated Systems, Inc.)
(A development stage Company)
Consolidated Balance Sheets
For the year ended May 31, 2013 and 2012 and since inception

	For the Year	For the Year
	Ended	Ended
	May 31, 2013	May 31, 2012
CURRENT ASSETS:

Cash	$180,955	$30,907
Local tax receivable	66,226	27,675
Prepaid expense	55,813	-
TOTAL CURRENT ASSETS	302,995	58,582

Property and equipment, net	1,742	5,862

TOTAL ASSETS	304,736	64,444

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	468,370	199,253
Accounts payable - related party	-	10,578
Notes payable - related party	300,839	752,597

CURRENT LIABILITIES AND TOTAL LIABILITIES	769,210	962,428

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001
300,000,000 shares authorized
164,125,222 and 154,133,130 issued and outstanding
as of May 31, 2013 and May 31, 2012	16,411	15,412
Additional paid-in capital	5,697,526	3,185,256
Other comprehensive income	458	1,429
Accumulated deficit	(6,178,868)	(4,100,081)

TOTAL STOCKHOLDERS' DEFICIENCY	(464,474)	(897,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$304,736	$64,444

See accompanying notes to Financial Statements

Epcylon Technologies, Inc.
(f/k/a Mobile Integrated Systems, Inc.)
(A development stage Company)
Consolidated Statement of Operations
For the year ended May 31, 2013 and 2012 and since inception

	For the Year	For the Year	From Inception September 16,
	Ended	Ended	2008 to
	May 31, 2013	May 31, 2012	May 31, 2013

REVENUE	$34,827	$71,782	$106,609

EXPENSES
General and administrative expenses	1,651,281	1,671,597	5,743,777
Write off of note receivable from related party (note 4)	477,798	0	477,798
OPERATING LOSS	2,094,253	1,599,815	6,114,967

OTHER EXPENSE
Interest income	(1,874)	43,860	77,493

NET LOSS	$2,092,380	$1,643,675	$6,192,461
			.
Net loss per common share	$0.01	$0.01

Basic and fully diluted weighted average
common shares outstanding	164,125,222	166,404,623

See accompanying notes to Financial Statements

Epcylon Technologies, Inc.
(f/k/a Mobile Integrated Systems, Inc.)
(A development stage Company)
Consolidated Statement of Stockholders' Equity
For the year ended May 31, 2013 and 2012 and since inception

			Additional	Deficit accumulated during	Other
			paid-in	development	comprehensive
	Shares	Amount	capital	stage	loss	Total

BALANCE - MAY 31, 2009	200,000,000	20,000	91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500	142,500			150,000
Cancellation of Founders' shares	(5,000,000)	(500)	400			(100)
Sale of shares	2,864,815	286	859,157			859,443
Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)
Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	272,864,815	27,286	1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	1,000,000	100	149,900			150,000
Sale of shares	7,000,000	700	1,049,300			1,050,000
Cancellation of Founders' shares	(6,062,960)	(606)	485			(121)
Issuance of shares to certain existing shareholders	2,864,815	286	(286)			0
Cancellation of shares issued for Consulting services	(1,000,000)	(100)	(149,900)			(150,000)
Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	276,666,670	27,666	2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					11,475	11,475
Sale of shares, net of expense	2,803,500	280	386,603			386,883
Cancellation of Founders' shares	(107,500,000)	(10,750)	11,062			312
Exercise of Stock options	100,000	10	14,990			15,000
Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	(45,600)			(48,000)
Stock based compensation			767,160			767,160
Share reinstatement	6,062,960	606	(606)			-
Net loss				(1,643,675)		(1,643,675)

BALANCE - May 31, 2012	154,133,130	$15,412	$3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(971)	(971)
Sale of shares, net of expense	6,900,000	690	1,379,091			1,379,781
Cancellation of Founders' shares	(1,753,500)	(175)	175			0
Debt repayment	3,972,092	397	795,705			796,102
Stock based compensation			59,500			59,500
Cancellation of note payable			90,174			90,174
Stock Sale for Services	540,000	54	118,746			118,800
Exercise of Warrants	333,500	33	66,667			66,700
Interest on related party loans			2,212			2,212
Adjustment to correct balance				13,592		13,592
Net loss				(2,092,380)		(2,092,380)

BALANCE - May 31, 2013	164,125,222	16,411	5,697,526	(6,178,868)	458	(464,474)

See accompanying notes to Financial Statements

Epcylon Technologies, Inc.
(f/k/a Mobile Integrated Systems, Inc.)
(A development stage Company)
Consolidated Statement of Cash Flows
For the year ended May 31, 2013 and 2012 and since inception

	For the Year	For the Year	From Inception September 16,
	Ended	Ended	2008 to
	May 31, 2013	May 31, 2012	May 31, 2013
OPERATING ACTIVITIES:
Net loss	$(2,092,380)	$(1,643,675)	$(6,192,461)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,120	8,038	29,318
Stock based compensation	59,500	767,160	826,660
Common stock issued for services	455,467	-	605,467
Inducement charge on debt settled via Common stock	185,953	-	185,953
Cancellation of Common stock issued for services	9,833	-	(140,167)
Accrued Interest	16,644	43,860	83,310
Changes in operating assets and liabilities:
Prepaid expenses	(55,813)	10,836	(55,813)
Local tax receivable	(38,551)	83,173	(66,226)
Accounts payable and accrued expenses	258,539	(17,317)	468,058

NET CASH USED IN OPERATING ACTIVITIES	(1,196,688)	(747,925)	(4,255,901)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Cancellation of shares	-	(47,688)	102,312
Issuance (net of redemption) of common stock	1,799,333	401,883	4,130,649
Proceeds from related party loans	300,000	260,000	986,122
Repayments of note payable to related party	(752,597)	-	(752,597)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,346,736	614,195	4,466,486

Effect of exchange rates on cash	-	11,475	1,430

INCREASE (DECREASE) IN CASH	150,048	(122,255)	180,955

CASH - BEGINNING OF YEAR	30,907	153,162	-

CASH - END OF YEAR	$180,955	$30,907	$180,955

See accompanying notes to Financial Statements

Epcylon Technologies, Inc.
(formerly known as Mobile Integrated Systems, Inc. – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Epcylon Technologies, Inc., formerly known as Mobile Integrated Systems, Inc., is a development stage technology company that invests and operates across a wide variety of industry sectors.  The Company is a developmental stage technology company that operates within the financial services industry and the broader gaming industry. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organizations and government regulated lotteries.

On March 26, 2012, the Company changed its name from Loto Inc. to Mobile Integrated Systems, Inc. and on August 5, 2013, changed its name from Mobile Integrated Systems to Epcylon Technologies, Inc.

Basis of Consolidation

These consolidated financial statements include the accounts of Epcylon Technologies, Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiary, Mobilotto Systems, Inc., which was incorporated in Ontario, Canada on September 16, 2008. On May 13, 2009 the stockholders of Mobilotto contributed all of the outstanding equity interests in Mobilotto to the Company in exchange for 20,000,000 shares of the Company’s common stock. This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board.  Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Mobilotto at the transfer date and the results of operations of Mobilotto are included as though the transaction had occurred at the beginning of the period.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company has a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company extends credit to our customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of our customers and maintains an allowance for potential bad debts if required. The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, The Company use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary. Direct write-offs are taken in the period when the Company has exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that The Company should abandon such efforts.

As of May 31, 2013 and May 31, 2012, there was no allowance required.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Research and development

Research and development expenditures are charged to operations as incurred.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $106,609 since inception; current liabilities exceed current assets by $464,474; the Company has an accumulated loss of $6,192,461 as at May 31, 2013 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES RECEIVABLE FROM RELATED PARTY

On August 20, 2012, the Company and Quantitative Alpha Trading (“QAT”), Inc., a related party, entered into two agreements: (i) an Arrangement Agreement, pursuant to which the Company was to acquire QAT; and (ii) a bridge loan agreement to ensure that QAT had sufficient funds to commercialize all of its products pending the closing of the Arrangement Agreement. The Company provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000. The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets. As of February 28, 2013, the balance due from QAT was $477,798, consisting of principal of $463,274 and accrued interest of $14,524. On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement, as QAT was in breach of certain covenants under the Arrangement Agreement. The Company has taken steps to enforce its security interests under the bridge loan, however the outstanding amount of $477,798 has been fully provided for, as it was determined to be uncollectable as QAT has no assets with which to repay amounts due.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated
	Cost	Depreciation	2013	2012
Leasehold improvements	$3,500	$3,500	$0	$0
Computer equipment	18,950	18,950	0	2,173
Office furniture and equipment	8,610	6,868	1,742	3,689
Total	$31,060	$29,318	$1,742	$5,862

Depreciation expense for the years ended May 31, 2013 and 2012 was $4,120 and $8,038 respectively

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2013	May 31, 2012
Programming and systems testing	$44,925	$102,302
Legal	176,539	33,000
Audit	19,500	33,400
Rent	0.00	5,356
Consulting	12,594	22,171
General and administrative	214,812	3,024
Total	$468,370	$199,253

NOTE 7 – NOTES PAYABLE
	May 31, 2013	May 31, 2012
Note payable on demand bearing interest at Prime+2% per annum	$–	$382,122
Note payable due September 19, 2012 bearing interest at 5% per annum collateralized by certain assets of the Company	–	220,301
Note payable due on demand bearing interest at Prime+2%	–	90,174
Note payable due on demand and is non-interest bearing	–	60,000
Note payable due to related party with interest payable at 1% per annum, imputed to 5%	300,839
	$300,839	$752,597

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

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

On August 31, 2012, the Company eliminated all of its outstanding long-term liabilities with the issuance of 3,972,092 shares of common stock of the Company at a price of $0.15 per share to convert $595,814 in outstanding debt. The fair market value of the shares at the date of issuance aggregated $794,414, the excess of the fair value over the amount of the payable amounted to $198,604 and has been charged to operations during the year ended May 31, 2013 and is included in General and administrative expenses on the accompanying consolidated statement of operations.

During the period ended November 30, 2012, the Company issued 540,000 shares of common stock valued at $118,800 to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”). 2238646 Ontario Inc. will provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination. Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 13, 2014.

On January 2, 2013, the Company issued 333,500 shares of the Company’s common stock related to warrant exercises.  All of the shares were issued at a price of $0.20 per share.

NOTE 9 – INCOME TAXES

The Company has approximately $6,000,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2014 to 2034.  Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2013 and 2012, to the Company’s effective tax is as follows:

	May 31,
	2013	2012

U.S. Statutory Rate of 35%	$(730,000)	$(813,600)
Valuation Allowance on U.S. Net Operating Loss	730,000	813,600
Effective Tax	$-0-	$-0-

Deferred income taxes assets are summarized as follows:

Available net operating losses	$2,100,000	$1,650,000
Valuation allowance	(2,100,000)	(1,650,000)
	$-0-	$-0-

NOTE 10 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013.

NOTE 11 – STOCK OPTION GRANTS

A summary of the Company’s stock option activity and related information is as follows:

Stock options	Number of shares	The weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, May 31, 2012	16,710,000	$0.1971	$3,294,000

Outstanding, May 31, 2013	11,560,000	$0.169	$1,953,640

The following summarizes information about shares under option and the respective exercise price range at May 31, 2013:

	Options Outstanding			Options Exercisable
Range Of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Remaining Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Remaining Exercise Price Per Share
$0.10 - $0.25	10,060,000	1.42	$0.15	10,060,000	1.42	$0.15
$0.26 - $0.50	1,500,000	1.42	$0.30	1,125,000	1.42	$0.30
	11,560,000	1.42	$0.169	11,185,000	1.42	$0.165

A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	The Weighted Average Grant Date Fair Value (per share)
Unvested options at May 31, 2011	–	–
Options granted	18,657,925	$0.21
Options exercised	(100,000)	$0.15
Options cancelled or expired	(9,097,925)	$0.27
Options vested	(8,710,000)	$0.15
Unvested options at May 31, 2012	750,000	$0.30
Options vested	375,000	$0.30
Unvested options at May 31, 2013	375,000	$0.30

NOTE 12 – SUBSEQUENT EVENTS

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

ITEM 9A:         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Subsequent to the period covered by this Report, the Company initiated new procedures regarding internal controls over financial reporting and disclosure controls and procedures.  In particular, the Company has (i) increased entity level controls; and (ii) improved its procedures for the segregation of duties related to controls and procedures. The Company anticipates that such controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2013.

As noted above, subsequent to the period covered by this Report, the Company initiated new procedures regarding internal controls over financial reporting and disclosure controls and procedures, including (i) improved entity level controls; and (ii) procedures for the segregation of duties.  The Company anticipates that such controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of September 10, 2013:

Name	Age	Position
Abbas A. Damji	31	President, Chief Executive Officer and Director
Emlyn J. David	50	Chief Financial Officer and Director
Todd Halpern	54	Director
Alan Ralph	69	Director

Biographical Information Regarding Officers and Directors

Abbas A. Damji.  Mr. Damji has served as the President and Chief Executive Officer of the Company, and as a member of the Company’s Board of Directors since June 3, 2013.  Prior to joining the Company, Mr. Damji served as Managing Director at Atlantic Lottery Corporation, one of Canada’s leading lottery and gaming companies with over $1 Billion in sales. At Atlantic Lottery, Mr. Damji was responsible for equity investments and international expansions allowing the Lottery to diversify cash flows from exposure within domestic markets. Prior to Atlantic Lottery, Mr. Damji worked at Deloitte & Touche as a Vice President in the Financial Advisory Group where he advised both private equity and corporate clients on investment banking deals across a wide variety of sectors, including gaming, financial services, food and beverage, technology, media and entertainment. Mr. Damji is a Chartered Accountant and holds an Honours Bachelor of Business Administration from the Schulich School of Business, York University.

Director Qualifications:
The Board has determined that Mr. Damji’s experience in finance services and gaming has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Director Qualifications:
The Board has determined that Mr. David’s experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Director Qualifications:
The Board has determined that Mr. Halpern’s experience as a businessman and involvement with charitable organizations has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Director Qualifications:
The Board has determined that Mr. Ralph’s experience as an accountant and businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2013, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
1476448 Ontario Inc.	1	1	0

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our website, http://mobileintegratedsystems.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

Board Committees

Audit Committee

Our audit committee consists of Alan Ralph.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Alan Ralph is the audit committee’s financial expert.  The Company’s Board of Directors has determined that Mr. Ralph’s education and experience qualify him for such position.  The Board of Directors has analyzed the independence of each of the Company’s directors and has determined that Mr. Ralph is one of the Company’s two independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended May 31, 2013 to the procedures by which security holders may recommend nominees to our board of directors.

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

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Murray Simser (2) Former President, Former Chief Executive Officer and Former Director	2013 2012	$ $	160,000 160,000							$ $	160,000 160,000

Emlyn David (3) Chief Financial Officer,
Former Chief Executive Officer and Former Director	2013 2012	$ $	0 0							$ $	0 0

Fulvio Ciano (4) Former President, Former Chief Financial Officer Former Chief Technology Officer And Former Director	2012		$118,000								$118,000

Stephen Knight (5) Former Chief Executive Officer,
Former Chief Financial Officer and Former Director	2012		$36,922.78								$36,922.78

(1)
Other than as set forth above, no other officers of the Company earned over $100,000.  Mr. Abbas Damji, the Company’s current Chief Executive Officer, was not appointed until June 3, 2013 and did not receive any compensation from the Company during the past two fiscal years, and as such, is not reflected on this table.

(2)	Mr. Murray Simser served as the Company’s President and Chief Executive Officer since from May 14, 2012 until March 8, 2013. Mr. Simser also served as a member of the Company’s Board of Directors since July 3, 2012. Mr. Simser was paid $160,000 CAD.

(3)	Mr. Emlyn David served as the Company's Chief Executive Officer from October 21, 2011 until May 14, 2012, and served as Interim Chief Executive Officer from March 8, 2013 until June 3, 2013. Mr. David continues to serve as a Member of the Company’s Board of Directors. In addition, Mr. David has served as the Company’s Chief Financial Officer since May 14, 2012.

(4)	Effective as of May 14, 2012, Mr. Fulvio Ciano resigned as the President and Chief Financial Officer of the Company and as a Member of the Board. Effective as of May 25, 2012, Mr. Fulvio Ciano resigned as Chief Technology Officer of the Company.

(5)	Effective as of October 21, 2011, Mr. Stephen Knight resigned as the Chief Executive Officer, Chief Financial Officer and as a Member of the Board of Directors of the Company.

Employment Agreements

At the present time, the Company does not have an employment agreement with any officer or director of the Company. 2238646 Ontario Inc., the Company’s controlling shareholder, has granted options to purchase 5,000,000 shares of the Company’s common stock to Emlyn David, at an exercise price of $.15 per share.  For Mr. David, the Option shall vest and become fully exercisable as follows: One-Third (1/3) of the Option shall vest and become fully exercisable upon each one year anniversary of the date of grant, so long as Mr. David remains employed by the Company on such date.  Such vested portion of the Option may be exercised as described herein regardless of his employment status with the Company.

Director Compensation for the year ended May 31, 2013

During the fiscal year ended May 31, 2013, no director of the Company received any compensation for their services, except for as set forth in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Randall Barrs	1,560,000	0	$.15	November 29, 2014
Alan Ralph	750,000	0	$.30	November 29, 2014
Alan Ralph	1,500,000	0	$.15	November 29, 2014
Todd Halpern	7,000,000	0	$.15	November 29, 2014
Todd Halpern	375,000	375,000	$.30	November 29, 2014

(1)           Each of Mr. Ralph and Mr. Halpern are directors of the Company.  Mr. Barrs is a former director of the Company.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of September 10, 2013 by (i) each director of the Company; (ii) each of the Company's officers; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock; and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in 164,125,222 issued and outstanding shares of the Company's common stock.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
2238646 Ontario Inc. (2)	97,040,000	0	97,040,000	59.1%
Randall Barrs, personally and through 2238646 Ontario Inc.	97,040,000	0	97,040,000	59.1%
Executive Officers and Directors
Todd Halpern, Co-Chairman of Board (3)	0	7,375,000	7,375,000	4.3%
Alan Ralph, Director (4)	0	2,250,000	2,250,000	1.4%
Emlyn J. David, Chief Financial Officer and Director (5)	0	1,666,667	1,666,667	1.0%
Abbas A. Damji, President and Chief Executive Officer	0	0	0
All officers and directors as a group (4 persons)	0	11,291,667	11,291,667	6.4%

For each individual or entity listed above, the mailing address is: c/o epcylon Technologies, Inc., Suite 502, 25 Adelaide Street, Toronto, Ontario, Canada M5C 3A1, except as otherwise indicated below.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2) Randall Barrs has sole voting and dispositive control over the Company’s shares owned by 2238646 Ontario Inc., an Ontario corporation located at 23 Bedford Road, Toronto, Ontario M5R 2J9, Canada. Mr. Barrs is the sole officer, director and shareholder of 2238646 Ontario Inc. The 97,040,000 shares owned by Mr. Barrs are indicated twice in the table, once in his own name and once in the name of 2238646 Ontario Inc.

(3) Todd Halpern has been granted options to purchase 7,750,000 shares of the Company’s common stock as follows. He has been granted options to purchase 7,000,000 shares of the Company’s common stock at a purchase price of $.15 per share. Such options have vested and are exercisable. Mr. Halpern has also been granted options to purchase 750,000 shares of the Company’s common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $.30 per share. Half of such options became exercisable on November 29, 2012 and the other half will become exercisable on November 29, 2013. Such options will terminate on November 29, 2014.

(4) Alan Ralph has been granted options to purchase 2,250,000 shares of the Company’s common stock as follows. Mr. Ralph has been granted an option to purchase 750,000 shares of the Company’s common stock at a purchase price of $.30 per share. The options have vested and are exercisable. The right to exercise all of the options will terminate on November 29, 2014. In addition, Mr. Ralph has been granted options to purchase 1,500,000 shares of the Company’s common stock at a purchase price of $.15 per share. Such options have vested and are exercisable. The right to exercise all of the options will terminate on November 29, 2014.

(5) Emlyn J. David has been granted options to purchase 5,000,000 shares of the Company's common stock. One-Third (1/3) of the option shall vest and become fully exercisable upon each one year anniversary of the date of grant, so long as Mr. David remains employed by the Company on such date. Such vested portion of the option may be exercised as described herein regardless of his employment status with the Company. To date, options to purchase 1,666,667 shares have vested and are exercisable.

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Quantitative Alpha Trading Inc.

On August 20, 2012, the Company and Quantitative Alpha Trading Inc. (“QAT,” and together with the Company, collectively, the “Parties,” and each a “Party”), along with 2338584 Ontario Inc., entered into a definitive Arrangement Agreement (the “Arrangement Agreement”) providing that the Company would acquire all of the outstanding common shares of QAT.  The consideration to be paid to QAT’s shareholders would be equal to 0.2222 of a share of the Company's common stock in exchange for each outstanding share of QAT (the “Transaction”).

The Parties intended to complete the Transaction by way of a Plan of Arrangement under the Business Corporations Act (Ontario).  The Parties agreed to use their commercial best efforts to close the Transaction as soon as practicable, and in no event later than December 31, 2013.

The Arrangement Agreement contained customary terms and conditions for transactions of this nature, including that (i) no event or condition which has had, or is reasonable likely to have, a material adverse change on the condition (financial or otherwise) of the business or assets of either Party shall have occurred on or prior to the closing date; (ii) all regulatory and statutory requirements for closing of the Transaction shall have been fully satisfied; (iii) approval of the Transaction by the shareholders of QAT; (iv) approval of the Transaction by the Superior Court of Justice of Ontario; (v) all necessary third party consents have been obtained by QAT; and (vi) to the extent required by the Company, the relevant parties have agreed to amend the existing contractual employment arrangements.

To ensure that market liquidity is supported by the business plan, it was agreed that the Common Stock of the Company to be issued to the shareholders of QAT pursuant to the Transaction would be subject to restricted security provisions and would be released over a series of dates between 12 months and 24 months following the date of closing, as follows.

•	1/5 to be released on the 12 month anniversary of the closing date;
•	1/5 to be released on the 15 month anniversary of the closing date;
•	1/5 to be released on the 18 month anniversary of the closing date;
•	1/5 to be released on the 21 month anniversary of the closing date; and
•	1/5 to be released on the 24 month anniversary of the closing date.

The Company and QAT entered into a Bridge Loan Agreement, dated as of August 20, 2012 (the “Bridge Loan Agreement”) pursuant to which the Company agreed to provide a first priority secured bridge loan to QAT to a maximum amount of CDN $800,000 in order to assist QAT in meeting its normal course obligations until the closing of the Transaction.

The Parties entered into a perpetual worldwide Technology License and Commercialization Agreement to develop QAT software and market all of QAT's products, dated as of August 17, 2012 (the “Commercialization Agreement”).  QAT granted the Company a royalty-free license to use, modify, market, distribute, offer for sale, promote and otherwise fully exploit QAT’s products, subject to the terms of the Commercialization Agreement.

Todd Halpern and Alan Ralph, two members of the Company’s Board of Directors, were affiliated with QAT, and as such each recused himself from any and all deliberations regarding the Transaction.  The Company and QAT established Special Committees each comprised of two independent directors to evaluate the transaction ("Special Committee").  The Board of Directors of each of the Parties approved the Transaction based on a positive recommendation by their respective Special Committees.

Benjamin Chesir and James McGovern, two former members of the Company’s Board of Directors (each of whom resigned on July 12, 2012) were also affiliated with QAT.

On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement as a result of QAT being in breach of certain of its covenants under the agreement. Due to QAT being in default of its obligations under the first priority secured bridge loan, the Company took steps to enforce its security interests under such loan.  The Company became the owner of all of the intellectual property of QAT, including the Stealth products for proprietary algorithmic securities trading systems.

Corporate Development Agreement

The Company issued 540,000 shares of common stock to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”).  2238646 Ontario Inc. has agreed to provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination.  Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 1, 2014.

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by the entire Board, except for our audit committee, which handles the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.  Our audit committee consists of Alan Ralph.

The Board of Directors has analyzed the independence of each director and has determined that two of the Company’s four directors, Alan Ralph and Todd Halpern, are independent under the rules of the NASDAQ Stock Market LLC.  The Board of Directors has determined that each of the Company’s two remaining directors has relationships that would cause him and her not to be an “independent director” under the specific criteria of Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2013, totaled $13,500.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2012, totaled $18,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2013 and which are not disclosed in “Audit Fees” above, were $6,000.  The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2012 and which are not disclosed in “Audit Fees” above, were $6,000.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2013, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2012, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended May 31, 2013 and May 31, 2012, were $0.

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

Exhibit 10.28
Corporate Development Agreement, by and between the Company and 2238646 Ontario Inc., dated as of November 1, 2012, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 22, 2013.

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

EPCYLON TECHNOLOGIES, INC.

By:	/s/ Abbas A. Damji
	Name:	Abbas A. Damji
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Emlyn David
	Name:	Emlyn David
	Title:	Chief Financial Officer and Director (Principal Financial Officer and PrincipalAccounting Officer)

Dated:  September 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Abbas A. Damji
Name:	Abbas A. Damji
Title:	President, Chief Executive Officer and Director
Dated:	September 13, 2013

/s/ Emlyn David
Name:	Emlyn David
Title:	Chief Financial Officer and Director
Dated:	September 13, 2013

/s/ Todd Halpem
Name:	Todd Halpern
Title:	Director
Dated:	September 13, 2013

/s/ Alan Ralph
Name:	Alan Ralph
Title:	Director
Dated:	September 13, 2013

Exhibit Index

Exhibit No.	Description of Exhibits

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

Exhibit 10.28
Corporate Development Agreement, by and between the Company and 2238646 Ontario Inc., dated as of November 1, 2012, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 22, 2013.

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