Form 10-Q
period 2013-08-31
Epcylon Technologies, Inc.
filed 2013-10-28
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

EPCYLON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)
Nevada	27-0156048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 502, 25 Adelaide Street East Toronto, Ontario Canada M5C 3A1
(Address of principal executive offices)

(416) 479-0880
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 18, 2013
Common Stock, $0.001	164,425,222

EPCYLON TECHNOLOGIES INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Epcylon Technologies, Inc.
(A development stage Company)
Consolidated Balance sheet

	For the Period	For the Year
	Ended Q1	Ended
	August 31, 2013	May 31, 2013
CURRENT ASSETS:	UNAUDITED

Cash	$6,578	$180,955
Local tax receivable	70,408	66,226
Prepaid expense	26,313	55,813
TOTAL CURRENT ASSETS	103,300	302,995

Property and equipment, net (note 3)	1,255	1,742

TOTAL ASSETS	104,554	304,736

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses (note 4)	435,493	468,370
Notes payable - related party (note 5)	358,489	300,839

CURRENT LIABILITIES AND TOTAL LIABILITIES	793,982	769,210

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001
300,000,000 shares authorized
164,425,222 and 164,125,222 issued and outstanding
as of August 31, 2013 and May 31, 2013	16,441	16,411
Additional paid-in capital	5,760,857	5,697,526
Other comprehensive income	458	458
Accumulated deficit	(6,467,184)	(6,178,868)

TOTAL STOCKHOLDERS' DEFICIENCY	(689,428)	(464,474)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$104,554	$304,736

Epcylon Technologies, Inc.
(A development stage Company)
Consolidated Statement of Operations

			From Inception
	3 months ended	3 months ended	September 16, 2008 to
	August 31, 2013	August 31, 2012	August 31, 2013
	UNAUDITED	UNAUDITED

REVENUE	$363	$-	$106,972

EXPENSES
General and administrative expenses	285,317	412,298	6,029,095
Write off of note receivable from related party	-	-	477,798
OPERATING LOSS	284,954	412,298	6,399,921

OTHER EXPENSE
Interest expense - related party	3,362	7,341	80,855

NET LOSS	$288,316	$419,639	$6,480,777
			.
Net loss per common share	$0.00	$0.00

Basic and fully diluted weighted average
common shares outstanding	164,252,396	154,334,903

Epcylon Technologies, Inc.
(A development stage Company)
Consolidated Statement of Cash flow

			From inception
	3 months ended	3 months ended	September 16, 2008 to
	August 31, 2013	August 31, 2012	August 31, 2013
	UNAUDITED	UNAUDITED
OPERATING ACTIVITIES:
Net loss	$(288,316)	$(419,639)	$(6,480,777)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	487	2,010	29,805
Stock based compensation	-	59,500	826,660
Common stock issued for services	-	-	605,467
Inducement charge on debt settled via Common stock	-	(662,423)	185,953
Cancellation of Common stock issued for services	-	-	(140,167)
Cancellation of shares	-	-	102,312
Accrued Interest to related party	3,362	-	73,080
Other	-	-	13,592
Changes in operating assets and liabilities:
Prepaid expenses	30,038	(37,560)	(25,775)
Local tax receivable	(4,182)	27,675	(70,408)
Accounts payable and accrued expenses	(32,878)	59,824	435,181

NET CASH USED IN OPERATING ACTIVITIES	(291,489)	(970,613)	(4,445,077)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Issuance (net of redemption) of common stock	60,000	1,879,930	4,190,649
Proceeds from related party loans	57,650	-	1,043,772
Repayments of note payable to related party	-	(125,370)	(752,598)

NET CASH PROVIDED BY INVESTING ACTIVITIES	117,650	1,754,560	4,481,823

Effect of exchange rates on cash	(538)	(971)	892

INCREASE (DECREASE) IN CASH	(174,377)	782,976	6,578

CASH - BEGINNING OF PERIOD	180,955	30,907	-

CASH - END OF PERIOD	$6,578	$813,883	$6,578

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.) – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about October 16, 2013.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues since inception, has an accumulated loss of $6,467,184, as at August 31, 2013 and is not unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2013	May 31, 2013
Programming and systems testing	$34,424	$44,925
Legal	173,612	176,539
Audit	16,500	19,500
Rent	–	–
Consulting	48,624	12,594
General and administrative	162,333	214,812
Total	$435,493	$468,370

NOTE 5 – NOTES PAYABLE - RELATED PARTIES

	August 31, 2013	May 31, 2013
Note payable due to related party with interest payable at 1% per annum, imputed to 5% maturity	$300,839	$300,839
Note payable due to related party with interest payable at 5% per annum, due 365 days from August 19, 2013	50,000	–
Loan payable due to related party with interest payable at 1% per annum, due in August 31st, 2015	7,650	–
	$358,489	$300,839

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

On July 23, 2013, the Company issued 300,000 shares of the Company’s common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share, in accordance with the terms of the warrant.

NOTE 7 – COMMITMENTS

The Company is obligated under a lease agreement to lease the premises at 25 Adelaide Street in Toronto, Ontario, Canada until November 29, 2013.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date the financial statements were issued, and has determined that there are no subsequent events that require recognition or disclosure.

forward-looking statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in the state of Nevada on April 22, 2009, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008.  On May 13, 2009, we acquired all of the issued and outstanding shares of Mobilotto, including all of the intellectual property of the mobile lottery software application (the "MOBI Products").  We have continued to develop our mobile lottery software. We are also marking out Stealth software.

Effective as of March 26, 2012, we changed our name to Mobile Integrated Systems, Inc. as part of an effort to re-brand us.  Effective July 29, 2013, we changed our name to Epcylon Technologies Inc. as part of an effort to re-brand us based upon the marketing of our various software products.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Epcylon Technologies Inc.," refers to Epcylon Technologies Inc.

STEALTH SOFTWARE

On August 21, 2012, we entered into an arrangement agreement dated August 20, 2012 (the "Arrangement Agreement") with Quantitative Alpha Trading, Inc. (“QAT”), pursuant to which we acquired all of the issued and outstanding shares of QAT. We also executed a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products. On August 20, 2012, we also entered into a bridge loan agreement with QAT to ensure that QAT had sufficient funds to commercialize all of their products. We provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000. The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets.

On March 15, 2013, we announced that we had terminated the Arrangement Agreement as a result of QAT being in breach of certain of its covenants under the agreement. Due to QAT being in default of its obligations under the first priority secured bridge loan, we took steps to enforce our security interests under such loan.  We became the owner of all of the intellectual property of QAT, including the Stealth products for proprietary algorithmic securities trading systems.

We are currently marketing the acquired Stealth software to securities traders. This software provides an algorithmic stock signals intelligence system that predicts future stock behavior.  It is our intention to license our financial software to financial organizations and individuals as a primary source of revenue. Our financial software is expected to be distributed through software app stores and distribution agreements.

Our Stealth branded products have been commercialized for both institutional traders and retail traders alike. To date the products are available on Bloomberg terminals worldwide via the Bloomberg App Portal. Furthermore, we are in discussions to make the Stealth product suite available to various institutions via integration with in-house technologies. During the fiscal year, Stealth became a member of the Bloomberg Application Portal, a participant in the Interactive Brokers marketplace and signed a distribution agreement with PCQuote Canada.

The inclusion of the Stealth Platform in the Bloomberg Application Portal will present us with the opportunity to sell our product to our target audience. The Bloomberg Application Portal is a new function on the Bloomberg Terminal created to deliver highly vetted and secure 3rd party applications. These applications cover the entire workflow of a firm’s users from technical charting to portfolio management and are available only to Bloomberg Terminal customers. The applications offered within the Application Portal are completely integrated with Bloomberg Professional data and functions. In addition, each application launches directly from the Bloomberg Terminal and runs very similarly to a Bloomberg Launch pad component.

On June 18, 2013, we announced the signing of a teaming agreement with PC Quote Canada Inc. to jointly market our Stealth Analytics trading platform nationwide to PC Quote Canada's extensive client base. Within the framework of the agreement we and PC Quote Canada Inc. plan to collaborate to provide the Stealth Analytics market visualization instrument to enable traders to amplify their intuition to make swift, consistent and confident trades.

MOBILE LOTTERY SOFTWARE

Our MOBI branded products are currently being customized for various charitable organizations to integrate the product suite with in-house technologies. Our MOBI branded products aim to become a leading developer of global mobile engagement services - mobile marketing, mobile commerce and mobile gaming. Through the MOBI branded products, we focus on social good and our contribution towards charity. The product suite utilizes efficient and highly interactive broad-based participation games (such as draw based lotteries) to promote responsible play and support charitable causes. The brand continues to have exploratory discussions with various charities to seek partnerships.

Our goal is to provide lottery operators worldwide with a complete solution to enable consumers to play lottery and other games of chance and skill via mobile devices. For the players, the solution makes mobile-play much more exciting and convenient compared to paper ticket play. For the operator, MOBI can deploy in 60 days, without capital costs, and expand revenues by reaching mobile savvy players and analytically-enriched in-game marketing.

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

We have launched a mobile lottery application in Canada for the Princess Margaret Hospital Foundation (http://www.pmhf.ca). The solution expanded the convenience for ticket ordering to mobile savvy potential-donors. Furthermore, the solution complied with the challenge that the Ontario Lottery and Gaming Commission requires the lottery operator to have a process to verify that ticket purchasers are physically in Ontario when placing their ticket orders. Additionally, the application supports all popular mobile devices and interface with the existing back-office payment-processing system, potential donor and ticket purchaser databases and the marketing communications systems that are used to notify potential donors and ticket purchasers about lottery event details such as prize information, early-bird promotions, deadlines, prize winners, rules and regulations. The application was able to help to speed the sell-through of tickets and therefore reduce the large expense of traditional print and broadcast media.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three  months August 31, 2013, as compared to the results of operations for the three  months ended August 31, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have generated minimal revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2013 Compared to Three Month Period Ended August 31, 2012

Our net loss for the three month period ended August 31, 2013 was $288,316 compared to a net loss of $419,639 during the three month period ended August 31, 2012, a decrease of $131,320. We generated revenue in the amount of $363 for the three month period ended August 31, 2013 compared to no revenue generated for the three month period ended August 31, 2012.

During the three month period ended August 31,2013, we incurred operating expenses of $284,954 compared to $412,298 incurred during the three month period ended August 31, 2012, a decrease of $127,344. During the three month period ended August 31, 2013, operating expenses consisted of: (i) $17,292 (2012: $188,064) in professional fees, legal, auditor, edgarizing and transfer agent fees; (ii) $8,699 (2012: $58,452) in Consulting; (iii) $1,000 (2012: $20,298) in Programming.

Loss from operations for the three month period ended August 31, 2013 was $284,954, which was offset by the generation of revenue of $363, compared to loss from operations of $412,298 during the three month period ended August 31, 2012. Operating expenses decreased during the three month period ended August 31, 2013 generally due to decreased general and administrative expenses resulting from staff, consulting programming and legal counsel reductions.

During the three month period ended August 31, 2013 and August 31, 2012, we incurred interest expense to related party of $3,362 and $7,341 respectively.

Therefore, our net loss and loss per share during the three month period ended August 31, 2013 was $288,316 or $0.00 per share compared to a net loss and loss per share of $419,639 or $0.00 per share during the three month period ended August 31, 2012. The weighted average number of shares outstanding was 164,252,396 for the three months ended August 31, 2013 and 154,334,903 for the three months ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, our current assets were $103,300 and our current liabilities were $793,982, which resulted in a working capital deficit of $690,682. As of August 31, 2013, current assets were comprised of: (i) $6,578 in cash; (ii) $70,408 in local tax receivable; and (iii) $26,313 in prepaid expense. As of August 31, 2013, current liabilities were comprised of: (i) $435,493 in accounts payable and accrued expenses; and (ii) $358,489 in notes payable - related party.

As of August 31, 2013, our total assets were $104,554 comprised of $103,300 in current assets and $1,255 net property and equipment. The decrease in total assets during the three month period ended August31, 2013 from fiscal year ended May 31, 2013 was primarily due to the decrease of $174,377 in cash.

As of August 31, 2013, our total liabilities were $793,982 comprised entirely of current liabilities. The slight increase in liabilities during the three month period ended August 31, 2013 from fiscal year ended May 31, 2013 was primarily due to the increase in notes payable - related party of $57,650 and in accounts payable and accrued expenses of $32,877.  We have outstanding warrants and certain warrants were exercised during the three month period ended August 31, 2013.  In addition, we accrued imputed interest of $3,362 for a related party loan.

As a result of the above, stockholders’ deficit increased from $464,474 as of May 31, 2013 to $689,428 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended August 31, 2013, net cash flows used in operating activities was $291,489 compared to $970,613 used during the three month period ended August 31, 2012. Net cash flows used in operating activities for the three month period ended August 31, 2013 consisted primarily of a net loss of $288,316, which was adjusted by an increase in depreciation of $487 and $3,362 in accrued interest to related party, and further changed by prepaid expenses of $50,038, local tax receivable of ($4,182) and accounts payable and accrued expenses of ($32,878).

This compared to net cash flows used in operating activities for the three month period ended August 31, 2012 consisted primarily of a net loss of $419,639, which was adjusted by an increase in depreciation of $2,010 and $59,500 in stock based compensation, and further changed by prepaid expenses of ($37,560), local tax receivable of $27,675 and accounts payable and accrued expenses of $59,824.

The change in net cash flows resulted primarily from the net loss incurred during the three month period ended August 31, 2013 as compared to August 31, 2012.

Cash Flows from Investing Activities

For the three month periods ended August 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month periods ended August 31, 2013 and August 31, 2012, net cash flows provided from financing activities was $117,650 consisting of $60,000 in issuance of common stock and $57,650 in proceeds from related party loans compared to $1,754,560 consisting of $1,879,990 (which was offset by $125,370 in repayments of notes payable to related party).

CURRENT OUTLOOK

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, sales distribution and marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.  Completion of the patent and trademark registrations.

2.  Adherence to our marketing plan.

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

MATERIAL COMMITMENTS

Note Payable

On April 30, 2013, we issued a note payable in the principal amount of $300,000 to a related third party with interest payable at 1% per annum, imputed to 5%. As of August 31, 2013, we owed an aggregate of $300,839 which included accrued interest in the amount of $839.

On August 19, 2013, we issued a note payable in the amount of $50,000 to a related third party with interest payable at 5%per annum due August 19, 2014. As of August 31, 2013, we owed an aggregate of $50,000.

As of August 31, 2013, we owed $7,650 to a related third party based from a loan. Interest is payable at 1% per annum due August 31, 2015.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 and August 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2013.

Changes in Internal Control Over Financial Reporting

As noted above, subsequent to the period covered by this Quarterly Report, we initiated new procedures regarding internal controls over financial reporting and disclosure controls and procedures, including (i) improved entity level controls; and (ii) procedures for the segregation of duties.  We anticipate that such controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

AUDIT COMMITTEE

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

Audit Committee Financial Expert

Alan Ralph is the audit committee’s financial expert.  Our Board of Directors has determined that Mr. Ralph’s education and experience qualify him for such position.  The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Ralph is one of our two independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the quarter ended August 31.2013 to the procedures by which security holders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

We issued an aggregate of 300,000 shares of our restricted common stock at a per share price of $0.20 to warrant holders in accordance with an exercise of warrants. The shares were issued in a private transaction to one warrant holders. The shares were issued to the warrant holders who are non-U.S. residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The warrant holders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Our Board of Directors accepted the resignation from Abbas Damji as our President, Chief Executive Officer and a member of the Board of Directors effective October 11, 2013. Mr. Damji has not expressed any disagreement with us on any matter relating to our operations, policies or practices. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Emlyn J. David, Todd Halpern and Alan Ralph.

The Board of Directors accepted the consent of Cato Kemmler as our President effective October 11, 2013.

Biography

During the past twelve years, Mr. Kemmler has been involved in international business, economics and media. From 1999 to current date, Mr. Kemmler is the president, general manager and a member of the board of directors of OmegaGroup (United Arab Emirates and Germany)/Omega SmartBuild, Norway ("Omega"). Mr. Kemmler was in charge of the development of a portfolio of five 5-star plus hotels in European cities with a planned total project volume in excess of $500,000,000 Euros in cooperation with a large German bank. Mr. Kemmler also was responsible for the negotiation of a $100,000,000 Euros investment per annum for four years with a large German fund as the chief operating officer of energyONE (now Omega Energy Division). Mr. Kemmler also secured the exclusive representation of Economic Zones World, Government of Dubai for Germany. He initiated the establishment of Omega SmartBuild and sold 15% of the equity interest to one of Norway's largest pension funds.

From approximately 2004 through 2006, Mr. Kemmler was the managing director and a member of the board of directors of Group One AG, Switzerland and Dubai, where he was responsible for project development in the United Arab Emirates in cooperation with Omega. He also arranged the cooperation with the Sharjah Chamber of Commerce for the planning of a new World Trade Center. From approximately 2000 to current date, Mr. Kemmler is the European division executive for All Star Media Ltd. located in Boston, where he is responsible for the financial planning and implementation of entertainment and media projects. Mr. Kemmler is also instrumental in managing the financing and sponsoring of the Les Paul Special, which featured music legends in cooperation with PBS. He also co-produced "A Tribute to the King" with Scotty Moore featuring international stars. From approximately 1996 through 2000, Mr. Kemmler was a partner with Global Excellence Partners, B.V., Hilversum, The Netherlands, where he coordinated the execution of an MOU between a United States corporation and a Middle Eastern government with respect to power plant construction. He established the cooperation between GEP and Mesana, one of the largest Indonesian financial groups. From approximately 1996 through 1999,Mr. Kemmler was a consultant with KemmlerConsult International, where he handled all management and international consulting work, supervised marketing issues featured in Millionaire Magazine and Sports Illustrated. He also prepared business plans for trans-border relocation and guided start-up companies.

Mr. Kemmler graduated from The Asheville School in 1989 receiving the Cum Laude Society award. He studied political science and international studies in fall 1991 at the University of Aberdeen and further studied economics in spring 1992 at the University of Oxford. Mr. Kemmler earned a B.A. with a major in government and minor in economics in 1993. He also completed the Transatlantic Summer Academy, which is a high intensity course that focused on "Europe Today" in summer 1994. In 1996, Mr. Kemmler received a Master of Arts in International Relations and in International Communications from the Graduate School at Boston University.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

EPCYLON TECHNOLOGIES, INC.

Date: October 28, 2013	By:	/s/ Cato Kemmler
		Name:	Cato Kemmler
		Title:	President and Director (Principal Executive Officer)

Date: October 28, 2013	By:	/s/ Emlyn David
		Name:	Emlyn David
		Title:	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)