Form 10-Q
period 2013-11-30
Epcylon Technologies, Inc.
filed 2014-01-27
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 16, 2014
Common Stock, $0.001	164,425,222

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

Epcylon Technologies Inc
Balance Sheet
November 30, 2013

		For the Year
	Ended Q2	Ended
	November 30, 2013	May 31, 2013
CURRENT ASSETS:	UNAUDITED

Cash	$10,165	$180,955
Local tax receivable	75,773	66,226
Prepaid expense	12,839	55,813
TOTAL CURRENT ASSETS	98,777	302,995

Property and equipment, net	768	1,742

TOTAL ASSETS	99,545	304,736

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	438,004	468,370
Notes payable - related party	458,027	300,839

CURRENT LIABILITIES AND TOTAL LIABILITIES	896,032	769,210

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001
300,000,000 shares authorized
164,425,222 and 164,125,222 issued and outstanding
as of November 30, 2013 and May 31, 2013	16,441	16,411
Additional paid-in capital	5,764,214	5,697,526
Other comprehensive income	458	458
Accumulated deficit	(6,577,600)	(6,178,868)

TOTAL STOCKHOLDERS' DEFICIENCY	(796,487)	(464,473)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$99,545	$304,736

Epcylon Technologies Inc
Statement of Comprehensive Loss
November 30, 2013

	For the Three Months	For the Three Months	For the Six Months	For the Six Months	From Inception September 16,
	Ended Q2	Ended Q2	Ended Q2	Ended Q2	2008 to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013
	UNAUDITED		UNAUDITED		UNAUDITED

REVENUE	$1,114	$-	$1,477	$-	$108,085

EXPENSES
General and administrative expenses	79,081	302,252	364,398	710,650	6,108,175
Write off of note receivable from related party	15,500	-	15,500	-	493,298
OPERATING LOSS	93,467	302,252	378,421	710,650	6,493,389

OTHER (INCOME) EXPENSE
Interest expense (income) - Related party	3,356	(6,313)	6,718	1,028	84,211

NET LOSS	$(96,823)	$(295,939)	$(385,139)	$(711,678)	$(6,577,600)
					.
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and fully diluted weighted average
common shares outstanding	164,338,337	163,791,722	164,338,337	163,791,722

Epcylon Technologies Inc
Statement of Stockholders' deficit
November 30, 2013

			Additional		Other
		Capital	paid-in	Accumulated	comprehensive
	Shares	Stock	capital	Deficit	loss	Total

BALANCE - MAY 31, 2010	272,864,815	27,286	1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	1,000,000	100	149,900			150,000
Sale of shares	7,000,000	700	1,049,300			1,050,000
Cancellation of Founders' shares	(6,062,960)	(606)	485			(121)
Issuance of shares to certain existing shareholders	2,864,815	286	(286)			0
Cancellation of shares issued for Consulting services	(1,000,000)	(100)	(149,900)			(150,000)
Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	276,666,670	27,666	2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					11,475	11,475
Sale of shares, net of expense	2,803,500	280	386,603			386,883
Cancellation of Founders' shares	(107,500,000)	(10,750)	11,062			312
Exercise of Stock options	100,000	10	14,990			15,000
Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	(45,600)			(48,000)
Stock based compensation			767,160			767,160
Share reinstatement	6,062,960	606	(606)			-
Net loss				(1,643,675)		(1,643,675)

BALANCE - May 31, 2012	154,133,130	$15,412	$3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(971)	(971)
Sale of shares, net of expense	6,900,000	690	1,379,091			1,379,781
Cancellation of Founders' shares	(1,753,500)	(175)	175			0
Debt repayment	3,972,092	397	795,705			796,102
Stock based compensation			59,500			59,500
Cancellation of note payable			90,174			90,174
Stock Sale for Services	540,000	54	118,746			118,800
Exercise of Warrants	333,500	33	66,667			66,700
Interest on related party loans			2,212			2,212
Adjustment to correct balance				13,592		13,592
Net loss				(2,092,380)		(2,092,380)

BALANCE - May 31, 2013	164,125,222	16,411	5,697,526	(6,178,868)	458	(464,474)

Exercise of warrants	300,000	30	59,970			60,000
Interest on related party loans			6,718			6,718
Adjustment to correct balance				(13,592)		(13,592)
Net loss				(385,139)		(385,139)

BALANCE - November 30, 2013	164,425,222	16,441	5,764,214	(6,577,600)	458	(796,487)

Epcylon Technologies Inc
Statement of cash flows
November 30, 2013

	For the Six Months	For the Six Months	From Inception September 16,
	Ended Q2	Ended Q2	2008 to
	November 30, 2013	November 30, 2012	November 30, 2013
	UNAUDITED		UNAUDITED
OPERATING ACTIVITIES:
Net loss	$(385,139)	$(711,678)	$(6,577,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	974	3,259	30,292
Stock based compensation	-	59,500	826,660
Common stock issued for services	-	9,833	605,467
Inducement charge on debt settled via Common stock	-	-	185,953
Cancellation of Common stock issued for services	-	-	(140,167)
Imputed Interest	6,718	-	76,436
Adjustment to deficit balance	(13,592)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	43,513	(120,606)	(12,301)
Local tax receivable	(9,547)	(9,885)	(75,773)
Accounts payable and accrued liabilities	(30,366)	46,144	437,692

NET CASH USED IN OPERATING ACTIVITIES	(387,440)	(760,993)	(4,643,340)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Cancellation of shares	-	-	102,312
Issuance (net of redemption) of common stock	60,000	1,410,785	4,190,649
Proceeds from related party loans	157,188	-	1,143,310
Proceeds from stockholder loan	-	-	-
Repayments of note payable to related party	-	(248,963)	(752,597)

NET CASH PROVIDED BY INVESTING ACTIVITIES	217,188	1,161,822	4,683,674

Effect of exchange rates on cash	(538)	(971)	892

INCREASE (DECREASE) IN CASH	(170,790)	399,858	10,165

CASH - BEGINNING OF PERIOD	180,955	30,907	-

CASH - END OF PERIOD	$10,165	$430,765	$10,165

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.) – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about October 16, 2013. The results of operations for the three and six months ended November 30, 2013 are not indicative of results for the full fiscal year or any other period.

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

Epcylon Technologies, Inc., formerly known as Mobile Integrated Systems, Inc., is a development stage technology company that invests and operates across a wide variety of industry sectors. The Company is a developmental stage technology company that operates within the financial services industry and the broader gaming industry. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organization and government regulated lotteries.

On March 26, 2012, the Company changed its name from Loto Inc. to Mobile Integrated Systems, Inc. and on August 5, 2013, changed its name from Mobile Integrated Systems to Epcylon Technologies, Inc.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal since inception, has an accumulated deficit of $6,577,600, as at November 30, 2013 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2013	May 31, 2013
Programming and systems testing	$92,074	$44,925
Legal	15,102	176,539
Audit	15,500	19,500
Rent	–	–
Consulting	35,670	12,594
General and administrative	279,658	214,812
Total	$438,004	$468,370

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

	November 30, 2013	May 31, 2013
Note payable due to related party with interest payable at 1% per annum, imputed to 5% due April 12, 2015	$300,839	$300,839
Note payable due to related party with interest payable at 5% per annum, due August 18, 2015	50,000	–
Loan payable due to related party with interest payable at 1% per annum, due August 30, 2015	7,650	–
Loan payable due to related party with interest payable at 1% per annum, due September 29, 2015	49,769	–
Loan payable due to related party with interest payable at 1% per annum, due September 29, 2015	49,769	–
	$458,027	$300,839

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

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

NOTE 5 – STOCKHOLDERS’ DEFICIENCY - continued

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

NOTE 5 – STOCKHOLDERS’ DEFICIENCY – continued

On October 5, 2012, the Company issued 550,000 shares of the Company’s common stock as part of a private placement.  All of the shares were issued at a price of $0.20 per share.

During the period ended November 30, 2012, the Company issued 540,000 shares of common stock valued at $118,800 to 2238646 Ontario Inc., the Company’s majority shareholder, pursuant to a Corporate Development Agreement dated as of November 1, 2012 (the “Corporate Development Agreement”) (note 3). 2238646 Ontario Inc. will provide the Company with consulting and other advisory services for a term of three years, with additional one year renewals if neither party gives notice of termination. Pursuant to the Corporate Development Agreement, the Company has agreed to issue an additional 540,000 shares on each of November 1, 2013 and November 13, 2014.

On January 2, 2013, the Company issued 333,500 shares of the Company’s common stock related to warrant exercises.  All of the shares were issued at a price of $0.20 per share.

On July 23, 2013, the Company issued 300,000 shares of the Company’s common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share.

NOTE 6 – SUBSEQUENT EVENTS

On December 20, 2013, the Company issued a note payable to a related party in the amount of $25,000 with interest payable at 1% per annum. The term of the loan is two years, due on December 19, 2015.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the six months November 30, 2013 as compared to the results of operations for the six months ended November 30, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Six Month Period Ended November 30, 2013 Compared to Six Month Period Ended November 30, 2012

Our net loss for the six month period ended November 30, 2013 was $398,731 compared to a net loss of $711,678 during the six month period ended November 30, 2012, a decrease of $312,947. We generated revenue in the amount of $1,477 for the six month period ended November 30, 2013 compared to no revenue generated for the six month period ended November 30, 2012.

During the six month period ended November 30, 2013, we incurred operating expenses of $392,013 compared to $710,650 incurred during the six month period ended November 30, 2012, a decrease of $318,637. During the six month period ended November 30, 2013, operating expenses consisted of: (i) $40,973 (2012: $327,114) in professional fees, legal, auditor, edgarizing and transfer agent fees; (ii) $35,670 (2012: $186,268) in consulting; (iii) $92,074 (2012: $48,676) in programming; and (iv) $15,500 (2012: $-0-) in write off of note receivable from a related party.

Loss from operations for the six month period ended November 30, 2013 was  $392,013 compared to loss from operations of $710,650 during the six month period ended November 30, 2012. Operating expenses decreased during the six month period ended November 30, 2013 generally due to decreased general and administrative expenses resulting from staff, consulting programming and legal counsel reductions.

During the six month period ended November 30, 2013 and November 30, 2012, we incurred interest expense of $6,718 and $1,028, respectively.

Therefore, our net loss and loss per share during the six month period ended November 30, 2013 was $398,731 or $0.00 per share compared to a net loss and loss per share of $711,678 or $0.00 per share during the six month period ended November 30, 2012. The weighted average number of shares outstanding was 164,338,337 for the six months ended November 30, 2013 and 163,791,722 for the six months ended November 30, 2012.

Three Month Period Ended November 30, 2013 Compared to Three Month Period Ended November 30, 2012

Our net loss for the three month period ended November 30, 2013 was $110,415 compared to a net loss of $292,039 during the three month period ended November 30, 2012, a decrease of $181,624. We generated revenue in the amount of $1,114 for the three month period ended November 30, 2013 compared to no revenue generated for the three month period ended November 30, 2012.

During the three month period ended November 30, 2013, we incurred operating expenses of $107,059 compared to $298,352 incurred during the three month period ended November 30, 2012, a decrease of $191,293. During the three month period ended November 30, 2013, operating expenses consisted of: (i) $25,512 (2012: $178,533) in professional fees, legal, auditor, edgarizing and transfer agent fees; (ii) $27,341 (2012: $134,927) in consulting; (iii) $54,916 (2012: $55,512) in programming; and (iv) $15,500 (2012: $-0-) in write off of note receivable from a related party.

Loss from operations for the three month period ended November 30, 2013 was $107,059 compared to loss from operations of $298,352 during the three month period ended November 30, 2012. Operating expenses decreased during the three month period ended November 30, 2013 generally due to decreased general and administrative expenses resulting from staff, consulting programming and legal counsel reductions.

During the three month period ended November 30, 2013 and November 30, 2012, we incurred interest expense/ (income) of $3,356 and ($6,313), respectively.

Therefore, our net loss and loss per share during the three month period ended November 30, 2013 was $110,415 or $0.00 per share compared to a net loss and loss per share of $292,039 or $0.00 per share during the three month period ended November 30, 2012. The weighted average number of shares outstanding was 164,338,337 for the three months ended November 30, 2013 and 163,791,722 for the three months ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, our current assets were $98,777 and our current liabilities were $896,032, which resulted in a working capital deficit of $797,255. As of November 30, 2013, current assets were comprised of: (i) $10,165 in cash; (ii) $75,773 in local tax receivable; and (iii) $12,839 in prepaid expense. As of November 30, 2013, current liabilities were comprised of: (i) $438,004 in accounts payable and accrued expenses; and (ii) $458,027 in notes payable - related party.

As of November 30, 2013, our total assets were $99,545 comprised of $98,777 in current assets and $768 net property and equipment. The decrease in total assets during the six month period ended November 30, 2013 from fiscal year ended May 31, 2013 was primarily due to the decrease of $170,790 in cash.

As of November 30, 2013, our total liabilities were $896,032 comprised entirely of current liabilities. The slight increase in liabilities during the six month period ended November 30, 2013 from fiscal year ended May 31, 2013 was primarily due to the increase in notes payable - related party of $157,188.  We have outstanding warrants and certain warrants were exercised during the six month period ended November 30, 2013.

As a result of the above, stockholders’ deficit increased from $464,474 as of May 31, 2013 to $796,487 as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended November 30, 2013, net cash flows used in operating activities was $387,440 compared to $760,993 used during the six month period ended November 30, 2012. Net cash flows used in operating activities for the six month period ended November 30, 2013 consisted primarily of a net loss of $398,731, which was adjusted by an increase in depreciation of $974 and $6,718 in accrued interest to related party, and further changed by prepaid expenses of $43,513, accounts receivable of ($9,547) and accounts payable and accrued expenses of ($30,366).

This compared to net cash flows used in operating activities for the six month period ended November 30, 2012 consisted primarily of a net loss of $711,678, which was adjusted by an increase in depreciation of $3,259, $9833 in common stock issued for services and $59,500 in stock based compensation, and further changed by prepaid expenses of ($120,606), accounts receivable of ($9,885) and accounts payable and accrued expenses of $46,144.

The change in net cash flows resulted primarily from the net loss incurred during the six month period ended November 30, 2013 as compared to November 30, 2012.

Cash Flows from Investing Activities

For the six month periods ended November 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month periods ended November 30, 2013 and November 30, 2012, net cash flows provided from financing activities was $217,188 consisting of $60,000 in issuance of common stock and $157,188 in proceeds from related party loans compared to $1,161,822 consisting of $1,410,785 (which was offset by $248,963 in repayments of notes payable to related party).

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

MATERIAL COMMITMENTS

Note Payable

On April 30, 2013, we issued a note payable in the principal amount of $300,000 to a related party with interest payable at 1% per annum, imputed to 5%. As of November 30, 2013 we owed an aggregate of $300,839 which included accrued interest in the amount of $839.

On August 19, 2013, we issued a note payable in the amount of $50,000 to a related party with interest payable at 5% per annum due August 18, 2014. As of November 30, 2013, we owed an aggregate of $50,000.

As of November 30, 2013, we owed $7,650 to a related party based from a loan. Interest is payable at 1% per annum due August 31, 2015.

On September 30, 2013, we issued two notes payable in the amounts of $50,000 CAD each to related parties with interest payable at 1% per annum. Both notes are due September 29, 2015. As of November 30, 2013, we owed an aggregate of $49,769 USD for each note issued.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2013 and May 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2013.

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

EPCYLON TECHNOLOGIES, INC.

Date: January 27, 2014	By:	/s/ Cato Kemmler
		Name:	Cato Kemmler
		Title:	President and Director (Principal Executive Officer)

Date: January 27, 2014	By:	/s/ Emlyn David
		Name:	Emlyn David
		Title:	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)