Form 10-Q
period 2014-02-28
Epcylon Technologies, Inc.
filed 2014-04-15
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

EPCYLON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	27-0156048
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

131 Bloor Street W, Suite 200/372
Toronto, Ontario
Canada M5S 1R8
(Address of principal executive offices)

(416) 479-0880
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [_]    No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 14, 2014
Common Stock, $0.001	168,376,222

EPCYLON TECHNOLOGIES INC.

Form 10-Q

Part 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

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

Epcylon Technologies Inc.
Balance Sheet
February 28, 2014
(unaudited)

	February 28,	May 31,
	2014	2013
CURRENT ASSETS:

Cash	$6,878	$180,955
Local tax receivable	77,959	66,226
Prepaid expense	4,148	55,813
TOTAL CURRENT ASSETS	88,985	302,994

Property and equipment, net	819	1,742

TOTAL ASSETS	$89,804	$304,736

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$175,661	$468,370
Notes payable - related party	-	300,839
CURRENT LIABILITIES AND TOTAL LIABILITIES	175,661	769,209

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001
300,000,000 shares authorized
167,642,888 and 164,125,222 issued and outstanding as of February 28, 2014 and May 31, 2013	16,764	16,411
Additional paid-in capital	6,246,541	5,697,526
Other comprehensive income	458	458
Accumulated deficit	(6,349,620)	(6,178,868)

TOTAL STOCKHOLDERS' DEFICIENCY	(85,857)	(464,473)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$89,804	$304,736

Epcylon Technologies Inc.
Statement of Operations and Comprehensive Loss
February 28, 2014
(Unaudited)

					From Inception
	For the three months ended February 28		For the nine months ended February 28		September 16, 2008 to
	2014	2013	2014	2013	February 28, 2014

REVENUE	$1,824	$20,964	$3,300	$20,964	$109,908

EXPENSES
General and administrative expenses	146,225	312,578	526,123	1,023,228	6,269,900
Reversal of prior period liabilities	(171,676)	-	(171,676)	-	(171,676)
Write off of note receivable from related party	-	477,798	-	477,798	477,798
OPERATING INCOME (LOSS)	27,275	(769,412)	(351,147)	(1,480,062)	(6,466,114)

OTHER INCOME (EXPENSE)
Interest (expense) income	-	(6,698)	(6,718)	(7,726)	(84,211)
Gain on forgiveness of debt	200,705	-	200,705	-	200,705
NET INCOME (LOSS)	$227,980	$(776,110)	$(157,160)	$(1,487,788)	$(6,349,620)
					.
Net income (loss) per common share	$0.00	($0.00)	($0.00)	($0.01)

Basic and fully diluted weighted average common shares outstanding	164,425,222	164,002,939	164,366,980	159,995,794

Epcylon Technologies Inc.
Statement of Stockholders' deficit
February 28, 2014
(Unaudited)

			Additional			Other
		Capital	paid-in		Accumulated	comprehensive
	Shares	Stock	capital	Deficit	loss	Total

Capital contribution in connection with formation of Mobilotto, Inc.			91			91
Net loss				(10,979)		(10,979)
Sale of 20,000,000 shares	100,000,000	10,000	10,000			20,000
Shares issued in connection with Acquisition of Mobilitto, Inc.	100,000,000	10,000	(10,000)			0

BALANCE - MAY 31, 2009	200,000,000	20,000	91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500	142,500			150,000
Cancellation of Founders' shares	(5,000,000)	(500)	400			(100)
Sale of shares	2,864,815	286	859,157			859,443
Other comprehensive loss resulting from foreign exchange transactions					(598)	(598)
Net loss				(1,122,792)		(1,122,792)

BALANCE - MAY 31, 2010	272,864,815	27,286	1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(9,448)	(9,448)
Issuance of shares for Consulting services	1,000,000	100	149,900			150,000
Sale of shares	7,000,000	700	1,049,300			1,050,000
Cancellation of Founders' shares	(6,062,960)	(606)	485			(121)
Issuance of shares to certain existing shareholders	2,864,815	286	(286)			0
Cancellation of shares issued for Consulting services	(1,000,000)	(100)	(149,900)			(150,000)
Net loss				(1,322,635)		(1,322,635)

BALANCE - May 31, 2011	276,666,670	27,666	2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					11,475	11,475
Sale of shares, net of expense	2,803,500	280	386,603			386,883
Cancellation of Founders' shares	(107,500,000)	(10,750)	11,062			312
Exercise of Stock options	100,000	10	14,990			15,000
Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	(45,600)			(48,000)
Stock based compensation			767,160			767,160
Share reinstatement	6,062,960	606	(606)			-
Net loss				(1,643,675)		(1,643,675)

BALANCE - May 31, 2012	154,133,130	$15,412	$3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions					(971)	(971)
Sale of shares, net of expense	6,900,000	690	1,379,091			1,379,781
Cancellation of Founders' shares	(1,753,500)	(175)	175			0
Debt repayment	3,972,092	397	795,705			796,102
Stock based compensation			59,500			59,500
Cancellation of note payable			90,174			90,174
Stock Sale for Services	540,000	54	118,746			118,800
Exercise of Warrants	333,500	33	66,667			66,700
Interest on related party loans			2,212			2,212
Adjustment to correct balance				13,592		13,592
Net loss				(2,092,379)		(2,092,379)

BALANCE - May 31, 2013	164,125,222	16,411	5,697,526	(6,178,868)	458	(464,473)

Exercise of warrants	300,000	30	59,970			60,000
Interest on related party loans			6,718			6,718
Shares to be issued on settlement of related party debt	3,217,666	322	482,328			482,650
Adjustment to correct balance				(13,592)		(13,592)
Net loss				(157,160)		(157,160)

BALANCE - February 28, 2014	167,642,888	16,763	6,246,542	(6,349,620)	458	(85,857)

Epcylon Technologies Inc.
Statement of cash flows
February 28, 2014
(Unaudited)

			From Inception
	For the nine months ended February 28		September 16, 2008
			to
	February 28, 2014	February 28, 2013	February 28, 2013

OPERATING ACTIVITIES:
Net loss	$(157,160)	$(1,487,788)	$(6,349,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	923	3,689	30,241
Stock based compensation	-	59,500	826,660
Common stock issued for services	-	455,467	605,467
Inducement charge on debt settled via Common stock	-	-	185,953
Cancellation of Common stock issued for services	-	9,833	(140,167)
Reversal of prior period liabilities	(171,676)		(171,676)
Gain on forgiveness of debt	(200,705)		(200,705)
Imputed Interest	6,718	-	76,436
Adjustment to deficit balance	(13,592)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	51,666	(90,306)	(4,148)
Local tax receivable	(11,734)	(13,888)	(77,959)
Accounts payable and accrued liabilities	79,672	118,010	547,730
NET CASH USED IN OPERATING ACTIVITIES	(415,888)	(945,483)	(4,671,788)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(31,060)

FINANCING ACTIVITIES:

Cancellation of shares	-	-	102,312
Issuance (net of redemption) of common stock	60,000	1,046,736	4,190,649
Proceeds from related party loans	182,188	-	1,168,310
Repayments of note payable to related party	-	-	(752,597)

NET CASH PROVIDED BY INVESTING ACTIVITIES	242,188	1,046,736	4,708,674

Effect of exchange rates on cash	(377)	-	1,052

INCREASE (DECREASE) IN CASH	(174,077)	101,253	6,878

CASH - BEGINNING OF PERIOD	180,955	30,907	-

CASH - END OF PERIOD	$6,878	$132,160	$6,878

Supplemental Cash Flow information:
Stock issued for settlement of debt	$482,650

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.) – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2014

NOTE 1 – BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about October 16, 2013. The results of operations for the three and nine months ended February 28, 2014 are not indicative of results for the full fiscal year or any other period.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception, has an accumulated deficit of $6,349,620, as at February 28, 2014 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2014	May 31,
		2013
Programming and systems testing	$10,000	$44,925
Legal	99,051	176,539
Audit	17,500	19,500
Rent	–	–
Consulting	5,880	12,594
General and administrative	43,230	214,812
Total	$175,661	$468,370

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

	February 28, 2014	May 31, 2013
Note payable due to related party with interest payable at 1% per annum, imputed to 5% due April 12, 2015*	$-	$300,839
	$-	$300,839

*On August 31, 2013, the Company issued an additional note payable in the amount of $7,650 (for a total of $307,650) due to a related party with interest payable at 1% per annum, due August 30, 2015. On December 31, 2013, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 2,051,000 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date. As at February 28, 2014, these shares have not been issued.

On August 19, 2013, the Company issued a note payable in the amount of $50,000 due to a related party with interest payable at 5% per annum, due August 18, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 333,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date. As at February 28, 2014, these shares have not been issued.

On September 30 2013, the Company issued a note payable in the amount of $50,000 due to a related party with interest payable at 5% per annum, due September 29, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 333,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date. As at February 28, 2014, these shares have not been issued.

On September 30 2013, the Company issued a note payable in the amount of $50,000 due to a related party with interest payable at 5% per annum, due September 29, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 333,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date. As at February 28, 2014, these shares have not been issued.

On December 20 2013, the Company issued a note payable in the amount of $25,000 due to a related party with interest payable at 5% per annum, due December 19, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 166,666 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date. As at February 28, 2014, these shares have not been issued.

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

NOTE 5 – STOCKHOLDERS’ DEFICIENCY - continued

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

NOTE 5 – STOCKHOLDERS’ DEFICIENCY - continued

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

NOTE 6 – SUBSEQUENT EVENTS

On March 24, 2014, the Company issued 500,000 common shares to a third party as part of an arrangement of settlement of debt.

On March 27, 2014, the Company issued 3,217,666 common shares to settle the notes payable as described in note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in the state of Nevada on April 22, 2009, our subsidiary Omega Smartbuild Americas Inc. was incorporated in the province of Ontario, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008. On May 13, 2009, we acquired all of the issued and outstanding shares of Mobilotto, including all of the intellectual property of the mobile lottery software application (the "MOBI Products"). We have continued to develop our mobile lottery software. We are also marketing our Stealth software, as well as developing a number of other technologies under our Omega brand.

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

Amendment to Articles of Incorporation

On March 7, 2014, our majority shareholders approved an amendment to the articles of incorporation to create and authorize 15,000,000 shares of blank check preferred stock, par value$0.001 (the "Amendment"). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Amendment. Our articles of incorporation do not authorize cumulative voting. As of the record date of March 7, 2014, we had 167,955,220 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 116,815,000 votes, which represents approximately 69.55% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Amendment described herein in a unanimous written consent dated March 7, 2014. An Information Statement on Form 14C was filed with the Securities and Exchange Commission on March 11, 2014.

The Amendment was filed with the Secretary of State of Nevada on April 3, 2014 increasing the authorized capital to create 15,000,000 shares of preferred stock, par value $0.001 (the "Preferred Shares").

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

Stealth Analytics© is the first real-time market sentiment and traders' perception cockpit. Based on a unique algorithm that analyzes the bid ask flow rate and other trading activities for a given security.

Over a period of 22 years, under the guidance of Dr. Alex Bogdan, a team of up to 60 developers created a number of unique mobile solutions. Stealth Analytics© was developed as a unique platform for professional traders and investment houses.

The Stealth© system quantitatively measures tick by tick changes throughout the trading day in the electronic order book of any security that trades with an electronic order book.

The Stealth© platform is a unique way of presenting current market information using the flow rate of buy/sell orders placed in real time by all traders on the Exchange Electronic Trading Book. These orders are weighted by their proximity to Inside Bid/Ask levels, their size, and the time elapsed since the order origination.

Mindful of the pace of modern electronic markets, our software programmers sought to develop a system that would enable a trader to anticipate changes in market sentiment instantly and profit by reacting immediately. They spent the next 22 years in pursuit of this goal.

Stealth© provides information, in a proprietary format, that a trader requires and provides that information in a context that allows that trader to quickly draw better conclusions than he would ordinarily using traditional numbers and charts and indicators.

The company has a deep history in research and development of this proprietary trading software. Although it has designed for and used successfully by institutional traders, it has never been properly marketed to the retail trading market or targeted towards a whole new generation of gamers and tech savvy “millennials”.

We believe that Stealth Analytics and it’s suite of products and service offers the opportunity and ability for the gamification of the trading industry.

Stealth Analytics is well positioned and poised to execute on this objective.

Our 3 core software products consist of Stealth Analytics, Stealth Professional, and Stealth Market Sentiment Navigator. These core products will be augmented with additional products and services that will include but not be limited to the following:

  Monthly subscription to a market newsletter including a daily trade sheet.
  A comprehensive education program for new, intermediate, and experienced traders based on auction logic and our proprietary methodologies.
  A live trade room with real time market analysis and trading ideas.
  An alert service for trades via the mobile application, email, and text.
  Trading workshops.
  Shadow Trading Accounts.
  Trading “combines” to train and identify traders for an online proprietary trading shop.
  Creation of a reseller channel made up of mentors using our trading methodology and education curriculum.

These additional products and/or services will be phased in over time based on available capital, resources, and manpower. These new offerings create multiple revenue streams that will also drive software sales, grow our client base and offer a complete end-to-end trading solution.

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

The MOBI products have two main target groups. The first group for MOBI Interactive solutions are lottery operators. These operators have a pressing need to expand into new sales and distribution channels but generally are hampered by their expensive retail-terminal networks that need a high density of players to be cost-effective. MOBI GameCore solves this issue by enabling lottery ticket play via mobile devices. Consequently, there is no need for a player to go to a lottery retail outlet. Operators can now reach anyone that has a mobile device in the jurisdiction.

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

OMEGA

On June 11, 2013, the Company announced the signing of a teaming agreement dated June 7, 2013 (the "Teaming Agreement") with OmegaGroup Middle East, registered in Ajman, United Arab Emirates and acting as the holding company for OmegaGroup International, and Omega SmartBuild (hereinafter known as "Omega"), an international cross-industries sustainable technology and development company. The German based OmegaGroup consists of an international group of companies made up of renowned partners from industry and research, with profound experience in the sustainable development sector. As a one stop source, OmegaGroup is able to provide solutions and services for real-estate development, construction and operation, as well as offer infrastructure solutions for energy supply or waste/water disposal. With over 20 years of experience with international projects, the group of companies have expertise in South Africa, Germany, Uganda, Norway, Ethiopia, Chile, Kazakhstan, Mongolia, and China, and will expand into Canada, Brazil and the United States with Epcylon.

Under the terms of the agreement, we acquired the exclusive rights for all OmegaGroup technologies within the North American, Central American and South American marketplaces. Epcylon and OmegaGroup will work together on a number of joint opportunities where the combination of Epcylon’s network and diversified technologies complements OmegaGroup's suite of proven smart technologies.

Through combined technology, engineering, and manufacturing capabilities, this partnership will provide the sustainable development community new expertise in the areas of deployment, project planning, construction, financing and technology transfer.

On February 13, 2014, our Board of Directors further announced the ongoing formalization of the Teaming Agreement The ongoing formalization of the Teaming Agreement has resulted in the creation of Omega SmartBuild Americas as a wholly-owned subsidiary of the Company ("Omega SmatBuild"), and First Omega registered in the Akwasasne First Nations Reserve ("First Nations").

Within the spirit of the Teaming Agreement, we have generally agreed with Omega to work together on establishing exclusive licensing agreements for us and developing a sales channel for further exclusive technology licensing opportunities of Omega and Omega partner companies. This includes access to Omega's global network for our products and services and technology acquisition and transfer via a dedicated division of the Company.

In light of our recent restructuring of management and formalization of the Teaming Agreement, we have agreed with Omega to further expand their linked management, joint offices and project pipeline. Omega SmartBuild has identified specific projects with its joint venture with First Nations in the field of sustainable off-grid biomass energy production in North America.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the nine months February 28, 2014 as compared to the results of operations for the nine months ended February 28, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Nine Month Period Ended February 28, 2014 Compared to Nine Month Period Ended February 28, 2013

Our net loss for the nine month period ended February 28, 2014 was $157,160 compared to a net loss of $1,487,788 during the nine month period ended February 28, 2013, a decrease of $1,330,628. We generated revenue in the amount of $3,300 for the nine month period ended February 28, 2014 compared to $20,964 generated for the nine month period ended February 28, 2013. Current period revenue comprised of income generated from the Stealth trading platform. In the prior period approximately $6,200 of interest was earned on the bridge loan to QAT, and $14,238 was earned on revenue generated from the mobile charity application.

During the nine month period ended February 28, 2014, we incurred operating expenses of $526,123 compared to $1,023,228 incurred during the nine month period ended February 2013, a decrease of $497,105. During the period the Company also reversed some prior period accruals and payables in the amount of $171,676 that did not have any contractual obligation remaining.

Loss from operations for the nine month period ended February 28, 2014 was $351,147 compared to loss from operations of $1,480,062 during the nine month period ended February 28, 2013. Operating expenses decreased during the nine month period ended February 28, 2014 generally due to decreased general and administrative expenses resulting from staff, consulting programming and legal counsel reductions. The Company made an effort to reduce expenditures where possible to converse cash while it focuses its efforts to raise funds.

The breakdown of expenses (including the effect of the reversals) is as follows:

Expense	2014	% of total	2013	% change
Legal and audit	$10,288	3%	$319,764	97%
Consulting	103,011	29%	122,669	16%
Office and general	258,920	72%	296,379	13%
Rent and utilities	27,278	8%	34,530	21%
Insurance	34,225	10%	24,087	-42%
Depreciation	923	0%	3,689	75%
Filing fees	9,106	3%	9,422	3%
Investor relations	-	0%	3,250	100%
Marketing	(83,000)	-23%	114,102	173%
Systems development	(13,480)	-4%	54,676	125%
Transfer agent	4,810	1%	4,308	-12%
Travel	2,366	1%	36,352	93%

	$354,447	100%	$1,023,228	65%

During the nine month period ended February 28, 2014 and February 28, 2013, we incurred interest expense of $6,718 and $7,726, respectively.

During the nine months ended February 28, 2014, some of the Company’s creditors agreed to write off amounts owing to them. This created a gain on forgiveness of debt in the amount of $200,705.

Therefore, our net loss and loss per share during the nine month period ended February 28, 2014 was $157,160 or $0.00 per share compared to a net loss and loss per share of $1,487,788 or $0.01 per share during the nine month period ended February 28, 2013. The weighted average number of shares outstanding was 164,366,980 for the nine months ended February 28, 2014 and 159,995,794 for the nine months ended February 28, 2013.

Three Month Period Ended February 28, 2014 Compared to Three Month Period Ended February 28, 2013.

Our net income for the three month period ended February 28, 2014 was $227,980 compared to a net loss of $776,110 during the three month period ended February 28, 2013. We generated revenue in the amount of $1,824 for the three month period ended February 28, 2014 compared to revenue in the amount of $20,964 generated for the three month period ended February 28, 2013. Current period revenue comprised of income generated from the Stealth trading platform. In the prior period approximately $6,200 of interest was earned on the bridge loan to QAT, and $14,238 was earned on revenue generated from the mobile charity application.

During the three month period ended February 28, 2014, we incurred operating expenses of $146,225 compared to $312,578 incurred during the three month period ended February 28, 2013. General and administrative expenses during the period were limited to salaries, consulting fees, legal, telephone, insurance, filing fees, deprecation, transfer agent, supplies and other minor administrative expenditures. These expenses were offset by reversals of various over accruals and accounts payable from previous periods in the amount of $171,676.

Income from operations for the three month period ended February 28, 2014 was $27,275 compared to loss from operations of $769,412 during the three month period ended February 28, 2013. Operating expenses decreased during the three month period ended February 28, 2014 generally due to decreased general and administrative expenses resulting from staff, consulting programming and legal counsel reductions. In addition, there were over-accruals from prior years that were reversed in the current period that created negative expenses.

During the three month period ended February 28, 2014 and February 28, 2013, we incurred interest expense of $- and $6,698, respectively.

During the three months ended February 28, 2014, some of the Company’s creditors agreed to write off amounts owing to them. This created a gain on forgiveness of debt in the amount of $200,705.

Therefore, our net income (loss) and income (loss) per share during the three month period ended February 28, 2014 was $227,980 or $0.00 per share compared to a net loss and loss per share of $(776,110) or $0.00 per share during the three month period ended February 28, 2013. The weighted average number of shares outstanding was 164,425,222 for the three months ended February 28, 2014 and 164,002,939 for the three months ended February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2014 our current assets were $88,985 and our current liabilities were $175,661, which resulted in a working capital deficit of $86,676. As of February 28, 2014, current assets were comprised of: (i) $6,878 in cash; (ii) $77,959 in local tax receivable; and (iii) $4,148 in prepaid expense. As of February 28, 2014, current liabilities were comprised of: (i) $175,661 in accounts payable and accrued expenses.

As of February 28, 2014, our total assets were $89,804 comprised of $88,985 in current assets and $819 net property and equipment. The decrease in total assets during the nine month period ended February 28, 2014 from fiscal year ended May 31, 2013 was primarily due to the decrease of $174,077 in cash.

As of February 28, 2014, our total liabilities were $175,661 comprised entirely of current liabilities. The decrease in liabilities during the nine month period ended February 28, 2014 from fiscal year ended May 31, 2013 was primarily due to the settlement agreement on related party loans. The Company agreed to settle $482,650 of related party loans with the issuance of stock. As at February 28, 2014 the stock has not been issued. We have outstanding warrants and certain warrants were exercised during the nine month period ended February 28, 2014.

As a result of the above, stockholders’ deficit decreased from $464,473 as of May 31, 2013 to $85,857 as of February 28, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended February 28, 2014, net cash flows used in operating activities was $415,888 compared to $945,483 used during the nine month period ended February 28, 2013. Net cash flows used in operating activities for the nine month period ended February 28, 2014 consisted primarily of a net loss of $157,160, which was adjusted by an increase in depreciation of $923, reversal of prior period accruals of $171,676, gain on forgiveness of debt of $200,705 and $6,718 in accrued interest to related party, and further changed by prepaid expenses of $51,666, accounts receivable of ($11,734) and accounts payable and accrued expenses of $79,672

This compared to net cash flows used in operating activities for the nine month period ended February 28, 2013 consisted primarily of a net loss of $1,487,788, which was adjusted by an increase in depreciation of $3,689, $9,833 in cancellation of common stock issued for services, $455,467 in common stock issued for services and $59,500 in stock based compensation, and further changed by prepaid expenses of ($90,306), accounts receivable of ($13,888) and accounts payable and accrued expenses of $118,010.

Cash Flows from Investing Activities

For the nine month periods ended February 28, 2014 and 2013, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month periods ended February 28, 2014 and February 28, 2013, net cash flows provided from financing activities was $242,188 consisting of $60,000 in issuance of common stock and $182,188 in proceeds from related party loans compared to $1,046,736 consisting of issuance of common stock.

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

Settlement Agreements

Effective on February 7, 2014,our Board of Directors authorized and approved the execution of those certain five separate settlement agreements (collectively, the "Settlement Agreements"), pursuant to which we agreed to settle the aggregate amount of debt of $529,500.00 (collectively, the "Settlement Debt"). The Settlement Debt was incurred to those certain unrelated creditors (collectively, the "Creditors") pursuant to advances made and/or services provided to us.. The Settlement Debt was reflected on our financial statements filed with our previous quarterly and/or annual reports with the Securities and Exchange Commission. The terms and provisions of the Settlement Agreements provide for the issuance of an aggregate 3,529,998 shares of our restricted common stock to the five Creditors to satisfy the Settlement Debt.

General Release and Waiver of Debt

Effective on February 4, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with an unrelated creditor (the "Release Creditor"), pursuant to which the Release Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $80,430.25 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Release Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Effective on February 20, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Second Release Agreement") with an unrelated creditor (the "Second Release Creditor"), pursuant to which the Second Release Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $113,867.00 (the "Second Released Debt"). In accordance with the terms and provisions of the Second Release Agreement, the Second Release Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Second Released Debt

The satisfaction of the Released Debt and the Second Released Debt will further result in reduction of our liabilities on our balance sheet in the approximate amount of $194,297.25.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $1,000,000.

MATERIAL COMMITMENTS

During the period the Company settled all remaining debt. As at February 28, 2014, no material commitments existed.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2013.

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

AUDIT COMMITTEE

Audit Committee

Our audit committee consists of Loris Macor. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Loris Macor is the audit committee’s financial expert. Our Board of Directors has determined that Mr. Macor’s education and experience qualify him for such position. The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Macor is an independent director under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the quarter ended February 28, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Settlement Agreements

Our Board of Directors approved and authorized the settlement of the Settlement Debt by the issuance of an aggregate 3,529,998 shares of our restricted common stock at $0.15 per share effective as of February 7, 2014. The aggregate 3,529,998 shares of common stock were issued in proportion to the respective debt due and owing to each of the Creditors in accordance with the terms and provisions of the respective Settlement Agreement entered into between the Company and each such Creditor.

The shares of common stock were issued to five non-United States residents in reliance on Section 4(2) and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the Creditors have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Private Placement Offering

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Our Board of Directors accepted the resignation from Abbas Damji as our President, Chief Executive Officer and a member of the Board of Directors effective October 11, 2013. Our board of Directors accepted the resignation from Emlyn David as our Chief Financial Officer and a member of the Board of Directors effective February 6, 2014. Mr. Damji and Mr. Emlyn have not expressed any disagreement with us on any matter relating to our operations, policies or practices. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Todd Halpern, Cato Kemmler, Peter George, Loris Macor and Doug Mckay.

The Board of Directors accepted the consent of Cato Kemmler as our President and member of the board of directors, effective October 11, 2013.

The Board of Directors accepted the consent of Kyle Appleby as our Chief Financial Officer effective February 6, 2014.

The Board of Directors accepted the consent of Doug Mckay as a member of the board of directors effective March 18, 2014.

The Board of Directors accepted the consent of Peter George as a member of the board of directors and as Chief Executive Officer, effective April 2, 2014.

The Board of Directors accepted the consent of Loris Macor as a member of the board of directors effective April 13, 2014.

Cato Kemmler - Biography

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

Kyle Appleby - Biography

During the past twelve years, Mr. Appleby has been engaged as a chartered accountant acquiring extensive experience in finance, accounting and compliance involving diverse industries including junior mining, oil and gas, investment funds, manufacturing and distributing. Mr. Appleby has a proven ability to improve operations, impact growth, maximize profits and meet deadlines. He has hands on experience in management working with boards of directors, banks, lawyers, auditors and regulatory bodies.

From 2007 to current date, Mr. Appleby has been the president of CFO Advantage Inc., which is a provider of part time chief financial officer services specializing in providing a comprehensive range of financial, accounting and other related services to companies that are reporting issues in Canada and the United States. Certain of the key services provided include: (i) chief financial officer function providing strategic direction and leadership to selected small and medium size companies; (ii) preparation of annual and interim financial statements and management's discussion and analysis; (iii) assist companies with listing on a stock exchange; (iv) act as key contact between stock exchange and other regulatory bodies to ensure compliance; (v) treasury functions including cash management, and liaison with the Company’s day-to-day operating bank manager; (vi) assistance with financings; (vii) present all financial reports to board of directors and audit committees for review and approval; (viii) liaison with the company’s external independent auditors and provide assistance during annual audit; (ix) design and implement internal control procedures and processes; and (x) assist in administering flow through share issuances.

From approximately October 2004 through December 2006, Mr. Appleby was a manager at Silver Gold Glatt & Grossman LLP where he was responsible for planning and managing audits of investment funds and their respective management companies with $2,000,000 to $250,000,000 of funds under management. He was also responsible for financial statement presentation and disclosure of all onshore and offshore investment fund clients and keeping up-to-date with all regulatory issues relating to investment funds to ensure clients are in compliance with securities laws. Mr. Appleby also managed an accounting staff of seven for various assurance engagements. Lastly, Mr. Appleby created compliance manuals for hedge funds to ensure compliance with industry regulations and to maintain a strong internal control environment.

From approximately September 1998 through August 2003, Mr. Appleby was a senior accountant at SF Partnership LLC where he was responsible for the preparation of corporate and personal income tax returns, corporate and personal tax planning and due diligence analysis of companies being purchased, which involved assessing and evaluating current financial positions of these companies prior to their purchase. Mr. Appleby was also involved in assessing companies' internal controls, which included identification of areas of weakness and providing recommendations to improve operational efficiencies and effectiveness. Mr. Appleby led teams on audit and review engagements in a variety of different industries, including technology, real estate, manufacturing, distribution and non-profit.

Mr. Appleby also currently is acting as the chief financial officer for the following companies: Renforth Resources Inc. (RFR - CNSX), Xylitol Canada Inc (XYL - TSXV), and Mercom Oil Sands PLC (MMO - AIM).

Mr. Appleby graduated from York University with a Bachelor of Arts in Economics. He was admitted to the Institute of Chartered Accountants of Ontario in May 2001.

Doug Mckay - Biography

During the past thirty years, Mr. McKay has been involved in national and international marketing and operations within the retail and B2B sector. Mr. McKay brings extensive knowledge to the Company and the Board of Directors believes he will add the necessary leadership and depth that will help drive the transformation of Stealth Analytics into a leading brand for the Company within the retail online trading community.

From approximately 2010 through 2014, Mr. McKay was the president of M4Connex Inc., which is a digital solutions provider and master distributor of firmCHANNEL digital signage software and hardware. He was responsible for day to day operations, including sales, marketing, invoicing and support and maintenance. Mr. McKay developed a network of resellers and clients for digital solutions in various industries and countries. He maintained and supported digital networks in Canada, United States, Europe, Caribbean and South America.

From approximately 2006 through 2009, Mr. McKay was the president of eliquidMEDIA Inc., where he was responsible for bottom-line factors, including company vision, branding, advertising and marketing, long range strategic planning and overseeing development of software. He was responsible for major capital expenditures, creating new revenue streams, profit and loss analysis, hiring of key employees and event planning and coordinating. Mr. McKay successfully guided the firmCHANNEL software from a research and development stage with zero revenue to full commercialization ultimately developing it into a globally recognized digital software brand. He also negotiated and executed the entire distributor and reseller network for the brand, identified and negotiated outside private capital investments, directed all marketing activities including trade show design and implementation, and instrumental in negotiating four separate buyout offers from industry competitors resulting in the sale of the firm CHANNEL division.

From approximately 2003 through 2006, Mr. McKay was the director of marketing and operations for Rose City Ford Sales Limited, which was one of the largest Ford retailers in Canada. Mr. McKay was responsible for bottom-line factors, including company vision, branding, advertising and marketing, long range strategic planning, administering budgets, developing annual business plan, overseeing major capital expenditures, creating new revenue streams, profit and loss analysis, and event planning/coordinating. He identified and resolved problems resulting in significant cost savings, restructured the advertising and marketing plan, including aggressive cost cutting, reallocated advertising funds, and implemented innovative marketing strategies. Mr. McKay achieved the number one Ford retailer award for three consecutive years realizing cost savings of 20% in the marketing budget. He also co-chaired union negotiations resulting in the successful ratification of the 2004 Collective Bargaining Agreement with the Local 195 and coordinated all marketing and charitable events including Rose City Ford’s Charity Golf Classic for the Italian Canadian Handicapable Association, which raised over $60,000 in 2004 and 2005.

From approximately 2002 through 2003, Mr. McKay was the general manager of Hi! Neighbor Flooring, which was one of Windsor, Canada's leading flooring companies. He increased revenue through aggressive cost cutting measures, implemented innovative marketing strategies and launched additional products. From approximately 1994 through 2002, Mr. McKay was the vice president of marketing and operations of McKay's TV & Appliance Limited where he was responsible for daily operations of a national chain of consumer electronic retail outlets. From approximately 1987 through 1994, Mr. McKay was the vice president of Krazy Kelly's Limited where he managed daily operations for fourteen retail outlets located throughout Ontario and Quebec. From approximately 1982 through 1987, Mr. McKay was the store manager for World Wide Waterbeds where he was in charge of daily operations of a factor retail outlet, including staffing, training, sales, inventory control, profit and loss, management, purchasing and banking.

Peter George – Biography

During the past twenty years, Mr. George has been involved in mergers and acquisitions, venture capital and project and product management for companies in highly competitive industries, which has also included new business development, relationship building and management, infrastructure development and capital raising.

From approximately 2009 to present, Mr. George has been the co-founder and director of LB Energy Inc (LB), which is one of the largest developers (9MW) of Solar Micro Fit projects under contract through the Green Energy and Green Economy Act within the Province of Ontario. LB represents a $53,000,000 capital and infrastructure investment. From approximately 2005 through 2009, Mr. George was employed by Walton Capital, a Canadian based land development company that has 79,000 acres under management in Canada/USA with an equity value in excess of $2,000,000,000. Mr. George assisted Walton Capital through new business development, community outreach and aggressive networking enhancing its public image and recognition. During this time, Mr. George raised capital for various small cap companies and led a reverse merger with a public shell on the OTCBB Exchange for Natures Farms, an Indiana based nutraceutical company. He was also a principal advisor for identifying shell, merger and acquisition, capital raise and offering, road shows and assisted with the development of the board of directors. From approximately 2000 through 2005, Mr. George was an independent medical distributor representing orthopedics, neurology, and internal medicine that covered six hospitals, 60 surgeons, multiple administrations, nurses and support staff within a 100 mile radius. His responsibilities included new business development, extensive/long sales cycles, persuasive lobbying, relationship building and maintenance and intensive product knowledge. From approximately 1998 through 2000, Mr. George was employed at Waterfront Estates in Fort Lauderdale, Florida, where he closed $10,000,000 in real estate and yacht sales in less than one year. His clientele included senior executives with Fortune 100 while prospecting and developing new clientele. He was also a member of the Boys and Girls Club of Broward County and past committee member of the Yacht Rendezvous. From approximately 1994 through1998, Mr. George was the co-founder of Freedom Marine Yacht Brokerage, in Windsor Ontario/St. Clair Shores, Michigan, which is a boat brokerage business that covered Lakes' Erie, St. Clair and Huron and the Detroit and St. Clair River. His responsibilities included procurement of CA agreements, creating marketing and promotional material, and prospecting for new business and listings through networking, boat shows and referrals.

Mr. George earned a Bachelor of Arts from the University of Windsor in 1994.

Loris Macor - Biography

Loris Macor joined Coopers & Lybrand (now PwC) in 1975 and for over 35 years as a Chartered Accountant he has distinguished himself in his service to the business community, his firm, the accounting profession and a large number of community-based organizations.

Throughout his professional career, Loris has served public and private companies and has focused on owner-managed businesses servicing the automotive, retail and distribution and agricultural sectors. In addition he has made a significant contribution to PwC in his various management and leadership roles.

Loris continues to be an active partner at PwC as the Tax Leader of the PwC Southwest Ontario Region, comprising the Windsor, London and Waterloo offices. He is actively involved in the business community and serves as Board Chair of Hotel Dieu Grace Hospital Foundation.

As a senior leader in the Southwest Ontario Region practice and broader professional community, Loris has actively mentored many PwC partners and other industry professionals throughout his career.

Highlights of his career achievements are outlined below:

  In 2009 (continues) Loris assumed the role of Market Leader for the Windsor office of PwC leading a group of professionals in servicing both public and private companies. PwC Windsor is considered to be the pre-eminent service provider in the region by many professionals and businesses in the region.

  In 2009 (continues) Loris assumed the responsibility of Regional Representative on PwC’s National Tax Quality & Risk Management Committee. This group sets policy and provides guidance for the tax practice across the Canadian firm.
  In 2008 (continues) Loris assumed the Tax Leadership role for the PwC Southwest Ontario Region which includes the London, Waterloo and Windsor tax practices and has a staff of over 55 tax professionals.
  In 2006 (continues) Loris founded “Wealth and Tax Matters”, one of the most popular publications produced by PwC. Loris has acted as Editor of the publication until recently and continues to be involved with a team of other PwC tax professionals on its production. (sample attached)
  1986 – 1998 served as tax partner in charge of Coopers & LybrandWindsor practice until the merger with Price Waterhouse. Under his leadership the tax practice grew from 2 professionals to over 12 tax professional staff. The Windsor office enjoyed a reputation in the Essex County business community as an excellent service provider to owner-managed companies and their owners.
  In 1986, Loris was admitted to the Coopers & Lybrand partnership.

ESTABLISHMENT OF ADVISORY BOARD

On February 12, 2014, our Board of Directors authorized the establishment of an advisory board (the "Advisory Board"). The Advisory Board shall have the responsibility of advising the Board of Directors and our management regarding development of our intellectual property and technology, including trans-border technology transfer efforts (the "Proprietary Technology"). The Proprietary Technology relates to our operations including, but not limited to, our mobile lottery software application (the "MOBI Products") and our Stealth products for proprietary algorithmic securities trading systems.

On February 12, 2014, the Board of Directors appointed Mr. Hubert Grosser as a member of our Advisory Board in the capacity of technology transfer expert. Mr. Grosser was the former head of marketing and public relations for Fraunhofer IPA, Stuttgart, and has spent the past twenty-five years at Germany's renowned Fraunhofer Gesellschaft, which is one of Europe's leading semi-governmental technology think tanks. In his capacity as a member of the Advisory Board, Mr. Grosser will provide us with extensive knowledge regarding evaluation of cross-border technologies and identification of suitable innovations.

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

Exhibit 3.9

Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 3, 2014.

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

Exhibit 10.29

Consulting Agreement dated by and between Epcylon Technologies Inc. and CFO Advantage Inc. dated February 1, 2014, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 14, 2014.

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

EPCYLON TECHNOLOGIES, INC.

Date: April 14, 2014	By: /s/ Peter George
Name: Peter George
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 14, 2014	By: /s/ Kyle Appleby
Name: Kyle Appleby
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)