Form 10-K
period 2014-05-31
Epcylon Technologies, Inc.
filed 2014-09-05
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number: 000-53770

EPCYLON TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

131 Bloor Street, Suite 200/372
Toronto, Ontario, Canada M5S 1R8
(Address of principal executive offices)

(416) 479-0880
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal year: $16,847,622 at November 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 168,476,221 shares issued at August 30, 2014.

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. Unless otherwise provided in this Report, references to the “Company,” “Epcylon,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Epcylon Technologies Inc.

PART I

ITEM 1:           BUSINESS

Introduction

Epcylon Technologies, Inc., formerly known as Mobile Integrated Systems, Inc., is a development stage technology company that operates within the financial services industry and the broader gaming industry. We are engaged, through our Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, through our MOBI branded products, we develop software and interactive games for use by charitable organizations and government regulated lotteries.

Our technologies are at various levels of development. To date, we have minimal revenues. It is anticipated that each of our lines of business will generate revenue through software licensing arrangements.

Corporate Development and business summary

We were incorporated in the State of Nevada on April 22, 2009, our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008, our subsidiary Delite Americas Inc. was incorporated in Ontario, Canada on July 8, 2013, and our subsidiary Omega Smartbuild Americas Inc. was incorporated in Ontario, Canada on July 8, 2013. On May 13, 2009 we acquired all of the issued and outstanding shares of Mobilotto (including all of the intellectual property of the mobile lottery software application).

Amendment to Articles of Incorporation

Effective as of August 5, 2013, our Articles of Incorporation were amended as follows:

1.	Article 1 of our Articles of Incorporation was amended to read: “Name of Corporation: Epcylon Technologies Inc.” We changed our name as part of an effort to re-brand ourselves.

Effective as of April 3, 2014, our Articles of Incorporation were amended as follows:

1.

Article 3 of the Articles of Incorporation was amended by to creating and authorizing 15,000,000 shares of blank check preferred stock, par value $0.001, in connection with our proposed restructure. See "Item 5.

Stealth Products - Quantitative Alpha Trading, Inc.

On August 21, 2012, we and Quantitative Alpha Trading, Inc. (“QAT”) announced the execution of an arrangement agreement dated August 20, 2012 (the “Arrangement Agreement”), providing that we would acquire all of the outstanding common shares of QAT on the basis of 0.2222 of a share of our common stock in exchange for each outstanding share of QAT. The parties also announced the execution of a perpetual worldwide licensing and commercialization agreement to develop and market all of QAT’s products. We later agreed with QAT to extend the outside closing date of our acquisition of QAT to June 30, 2013. This extended period was intended to allow us and QAT time to focus our respective combined resources on the continued integration of the businesses and the further development and commercialization of QAT's software.

On August 20, 2012, we entered into a bridge loan agreement with QAT to ensure that QAT had sufficient funds to commercialize all of their products. We provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000. The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets.

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

We are marketing the acquired Stealth software to securities traders. This software provides an algorithmic stock signals intelligence system that predicts future stock behavior. It is our intention to license our financial software to financial organizations and individuals as a primary source of revenue. Our financial software is expected to be distributed through software app stores and distribution agreements.

Our Stealth branded products have been commercialized for both institutional traders and retail traders alike. To date the products are available on Bloomberg terminals worldwide via the Bloomberg App Portal. Furthermore, we are in discussions to make the Stealth product suite available to various institutions via integration with in-house technologies.

Our Stealth trading platform offers a suite of software applications designed to encourage better customer interaction and help brokerages to modernize. Stealth Analytics is a mathematical and cognitive psychology based market visualization instrument that filters complex market data to vividly and explicitly depict the sentiment and perception of market participants.

During the prior year, Stealth became a member of the Bloomberg Application Portal, a participant in the Interactive Brokers marketplace and signed a distribution agreement with PCQuote Canada.

The inclusion of the Stealth Platform in the Bloomberg Application Portal presents us with the opportunity to sell our products to our target audience. The Bloomberg Application Portal is a relatively new function on the Bloomberg Terminal created to deliver highly vetted and secure 3rd party applications. These applications cover the entire workflow of a firm’s users from technical charting to portfolio management and are available only to Bloomberg Terminal customers. The applications offered within the Application Portal are completely integrated with Bloomberg Professional data and functions. In addition, each application launches directly from the Bloomberg Terminal and runs very similarly to a Bloomberg Launch pad component.

Bloomberg, the global business and financial information and news leader, gives influential decision makers a critical edge by connecting them to a dynamic network of information, people and ideas. Our strength – delivering data, news and analytics through innovative technology (including through the Stealth Platform), quickly and accurately- is at the core of the Bloomberg Professional service, which provides real time financial information to more than 310,000 subscribers globally. Bloomberg’s enterprise solutions build on our core strength, leveraging technology to allow customers to access, integrate, distribute and manage data and information across organizations more efficiently and effectively.

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

Our three core software products consist of Stealth Analytics, Stealth Professional, and Stealth Market Sentiment Navigator. These core products will be augmented with additional products and services that will include but not be limited to the following:

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

Our unique features allow operators to design and launch game modifications and new games with just a few clicks. The GameCore technology includes analytically-enriched opt-in messaging and the capability to communicate with and cross-sell players. Messages and ads include convenient hot keys to support common functions – such as purchase ticket, learn more, donate and close.

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

In the prior year, we launched a mobile lottery application in Canada for the Princess Margaret Hospital Foundation (http://www.pmhf.ca). The solution expanded the convenience for ticket ordering to mobile savvy potential-donors. Furthermore, the solution complied with the challenge that the Ontario Lottery and Gaming Commission requires the lottery operator to have a process to verify that ticket purchasers are physically in Ontario when placing their ticket orders. Additionally, the application supports all popular mobile devices and interface with the existing back-office payment-processing system, potential donor and ticket purchaser databases and the marketing communications systems that are used to notify potential donors and ticket purchasers about lottery event details such as prize information, early-bird promotions, deadlines, prize winners, rules and regulations. The application was able to help to speed the sell-through of tickets and therefore reduce the large expense of traditional print and broadcast media.

Marketing Plan

Our marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Face to face sales to potential corporate customers.

2.	Internet sales through search engine optimization (SEO), banner ads and press work.

3.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on our website.

4.

Through a variety of social media, email, Broker partners, and media campaigns, we will drive traffic to weekly webinars in our live trade room and multiple trading community sites promoting the Stealth Analytics and our other products and services.

Competitive Advantages and Disadvantages

Competitive Advantages – Stealth

•

Stealth Analytics is positioning to gain market share within the financial education and on line trading industry due to its technology and auction logic foundation that varies from indicator based systems currently offered by our competitors.

•

With the focus on real time volume at price and proprietary psychological mathematical algorithms which give traders a definitive edge with confidence, we quickly attract the early adopters and active traders/investors in search of superior trading signals/ software.

•

We believe that our software offers the first real opportunity for the true gamification of the trading industry. We will harness the early adopters that are attracted to our software due to its success rate, and build out a strong support system that is not just focused on education, but on the actual routines and processes that are necessary for traders to succeed as on-line trader.

•

Our training and education will not be reiterations of the same principles and concepts that are regurgitated in various forms by our competitors. We are developing new concepts and practices not seen currently within the financial market place.

Competitive Advantages - MOBI

1.	Our mobile technologies function as an application which facilitates the following:

•	Controlled end-user experience interactive graphical user interface (GUI), matched to phone capabilities;

•	Includes secure interface standards;

•	Enhanced eCommerce capabilities; and

•	Low cost per message.

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

The Competitive Risks Associated with Our Technology And Business

•	We are a development stage company, with limited resources to continue to develop our business;

•	We have only developed the software for lottery game selection, lottery number picking and lottery number authorization components of our system;

•	Our system still requires the software development of the player registration, financial settlement and player messaging components;

•	We will be dependent on third-party software development companies to develop the remaining components for our full feature system;

•	There is no assurance that our products will operate in the manner for which it is intended;

•	The cost of development and realization of the additional components to our software applications may be greater than we anticipate;

•	There is no assurance that our mobile lottery software will be certified for use by the Gaming Standards Association or lottery operators;

•	There is no assurance that we will be able to market and sell our software applications;

•	There is no assurance that our mobile lottery software will be acceptable to lottery operators; and

•	Larger suppliers in the industries that we operate who have more resources than we do could decide to enter the businesses and compete more effectively for market share.

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

Industry Overview

Stealth - Trading Industry Overview

The online trading market comprises of investors with a wide range of trading activities, demographic profiles, and risk tolerances. We can define investors in the following three categories:

  Traditional investors. Long-term investors with sporadic trading activity (<3 trades per month). This defines the largest proportion of self-directed investors.
  Active investors. Investors trading between 3 and 10 trades per month. Active investors tend to use a wider range of tools as compared to traditional investors.
  Active traders. Investors trading over 10 trades per month. This group of investors tends to be more directed and is less interested in advice. Occasionally, firms will define a fourth segment for those trade hundreds of times per month. These “hyperactive traders” tend to consist of individuals who trade a living or may trade on family accounts.

Over the past several years, the number of trading platforms has expanded, leading to a fragmented market. Since 2010, a number of firms targeting the active investors and active traders have emerged. There are now a number of firms focused specifically on options, futures, and equities trading, including eOption, OptionsHouse, OptionsXpress (now owned by Schwab), and TradeMonster. Additionally, a number of bank brokers, insurance groups, mutual fund providers, and private wealth managers have enhanced their online trading capabilities to supplement their other wealth management services. These firms use their online trading capabilities to target their existing customer base and try to capture assets previously held at stand-alone discount brokers via cross-selling into different accounts. These online services are also aimed at banking customers with too \few assets to hold advisory-based accounts. The goal is to capture these customers early, allow their wealth to grow, and then cross-sell into fee-based accounts once they have more wealth.

The online trading industry can be further broken down into to 2 main categories.

1.	Online Brokerage companies with execution capabilities.
2.	Online trading education companies with charting/indicator based software without execution capabilities.

The first category of online brokerage companies with trade execution capabilities main revenue is derived from commissions and fees from trade execution. The second category of trading education companies with charting/indicator software derive their revenue from trading courses/service and/or monthly software as a service subscription models.

Relevant Market Size

The industry estimates that the US self-directed investment market reached just over 40 million investors in 2012. The number of self-directed accounts continues to increase, despite challenging market conditions for retail investors. Over the past year, the market has grown at a moderate pace of 5%. Traditional investors make up the bulk of the self-directed population (52%), although this population continues to rebalance towards active investors and active traders.

Traditional investor growth of 3% in 2012 represents a modest rate as compared to active investors and active traders. The active trader segment continues to witness the most aggressive growth rates of 14% and 12% over the last two years. However, this market remains a small segment of the total self-directed population, comprising only 6%. The active investor market has demonstrated growth rates of 7% and 6%, respectively, over the past two years. By end 2012, the active investor market reached nearly 17 million investors, making up 42% of the self-directed market. Both active investors and active traders present a significant opportunity for firms, with aggressive growth rates as compared to the traditional investors.

Overall the US self-directed market represents a fraction of the global market share of investors with retail investment holdings in the trillions. The fact that the industry worldwide is so fragmented is that the industry itself is so large with continued annual exponential growth.

The research is clear. The number of self-directed accounts continues to increase, despite challenging market conditions for retail investors. Investors want greater control over their investments and as a result, a self-directed channel is no longer an option for firms hoping to attract new clients or retain existing ones.

The convergence of services and products within the online trading market have changed the way investors view banking and investments. Investors have become much more active with their investment portfolio. This has implications for the industry as a whole; there is a predominant shift from traditional advisor-based firms, to online brokerages and banking institutions. How do you differentiate an online trading firm? Our research indicates a core driver within the convergence remains a focus on client retention and customer experience.

A few key statistics for reference:

  The US self-directed market reached over 40 million investors in 2012 and the active investor market alone is now made up of nearly 17 million individuals (42%), growing at a rate of 7% and 6% over the last two years, respectively. Active traders witnessed the most significant progress with 15% and 12% growth.
  Among online brokers, mobile trades via mobile apps have more than doubled since the beginning of 2011, and have grown 50-70% from year-end 2011 to year-end 2012.
  The online brokerage channel became an important business segment for full service brokers and bank- brokers who are integrating online brokerage platform to match business’ strategy and enhance their offering by providing unique branding and trading experience that differentiate themselves from the competition

Competitive analysis

Over the past several years, retail investors have demanded an increasingly diverse set of products to trade with. Equities, mutual funds, ETFs, and fixed income products are common, trading options products has also become increasingly common.

For example, a number of online brokerage firms have entered the FX market so as to compete with the traditional FX online brokers. Active trader firms such as TradeStation, Lightspeed, and Interactive Brokers have allowed customers to trade currencies alongside other products from a single account. In order to gain traction in the FX market, TradeStation purchased IBFX in November 2011. Increasingly, firms with predominantly traditional and active investor clients, but who are looking to gain greater traction in the active trader market, are offering FX as well. For example, Fidelity, E*Trade, and TradeKing now offer currency trades to their customers. In addition, Schwab has introduced its Global Trading Account where investors can trade stocks on foreign markets in their local currencies. The account also provides real-time quotes during foreign market hours.

As has been noted, many of the larger brokers with considerable size, scale, and a branch presence are expanding their product selection to offer fee-based products such as model portfolios and managed accounts. Firms offering these products are taking advantage of technology to offer a “hybrid” version of service and advice. To complement these products, firms are offering a greater number of tools around portfolio analysis and retirement planning, among others.

The following is an overview of Stealth Analytics competitors. There is a vast array of companies that service this industry with new companies entering the space continually. They are essentially broken down into two main categories, although both generally will offer a cross section of products and services. Basically they can be separated by those with executions platforms and those with software/services/education without execution platforms.

Below is a comparison chart of products and services of the top competitors within the industry as rated by users at www.TopTenReviews.com . Due to the vast number of competitors within the industry, we feel that this list constitutes the largest competitors.

Competitors:

Intellectual Property

We have Intellectual Property that gives us an advantage over our competitors. Our IP includes real time psychological mathematical algorithms that measure market participant’s sentiment, perception, and commitment on the electronic order book.

Research and product development

Stealth Analytics© is the first real-time market sentiment and traders' perception cockpit. Based on a unique algorithm that analyzes the bid ask flow rate and other trading activities for a given security.

Over a period of 13 years, under the guidance of Dr. Alex Bogdan, a team of up to 60 developers created a number of unique mobile solutions. Stealth Analytics© was developed as a unique platform for professional traders and investment houses.

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

Stealth Development and History:

  1992 - 1993 Concept of the sentiment tracking has been developed. This ground-breaking discovery has forever changed the way the markets are analyzed. In addition to Technical and Fundamental analysis the third, equally important type of market analysis has been established - Sentiment Analysis.
  1993-1994 The 3-D graph of the trader’s sentiment was designed and tested in real market conditions. This analysis tool has been tested on the currency trading floor of the Royal Bank and exhibited high level of accuracy. The floor traders called it the “night goggle” as the Sentiment Indicator allowed them to see the market moves that the traders have not been able to see before.
  1994 - 1995 Formulas for Bid/Ask, Thrust and Head-Room gauges was developed. These three essential indicators allowed looking at dynamic characteristics of the sentiment development from a totally different angle enhancing the dynamic picture of the Sentiment Analysis.
  1995-1996 The first real-time market navigator was built and implemented for trading. It could only analyze one stock at the time; however, it was the first complete system for the real time sentiment analysis combined with the ability of on-line execution and position tracking
  1996 - 1999 The system for simultaneous trading of up to 10 stocks was designed and tested in trading of NASDAQ stocks. This milestone development paved the way for all the systems that Market Guidance Systems, Inc. develops today. Its innovative design, cockpit like interface and all its real time gauges were extremely accurate and reliable. This system has been tested by over 100 professional traders and earned the reputation of a 'spitfire' due to its active style of trading
  1999-2000 The software for connecting the RTN system to a direct access trading platform has was conceded, designed and built. The first application interface has enabled traders to place their order directly to the markets via variety of brokers. This feature has dramatically enhanced the efficiency of RTN and opened the door for the very high order execution reliability.
  2000 - 2001 Trading Zone, Commitment Gauge, Wizard, Scanner, Multiple Time Frame Sentiment Gauges was developed. This product has market a completely new class of RTN products equipped with all necessary support systems pulling together all the information needed for a comprehensive market analysis including Technical, Fundamental and Sentiment gauges. The visual interface theme has been changed to better much the style suitable for institutional trading.
  2001 - 2002 A proprietary Direct Access execution platform was developed and connected to RTN via one integrated screen. The partnership with Interactive Brokers - one of the pioneers of universal high-speed electronic trading platforms enabled the development of a high level order management system that became a standard for all latest versions of RTN.
  2002-2003 RTN with Autopilot and Variance Gauge was designed and deployed in real trading. Market Guidance Systems, Inc. has been formed. With more developers on staff and significantly increase amount of research equipment it became possible to design and build an artificial intelligence driven robotic system that took away 90% of routine operation performed by traders. The efficiency of the system has been significantly increased and trading of company's funds has begun. The returns produced by the new system led the way to further development and established the basis for undisputable credibility of the RTN system
  2003-2004 The version of RTN utilizing combined stocks and option trading facility has been developed and implemented. This next milestone in our history came as a result of our unprecedented discovery of the revolutionary trading strategy never explored by anybody else. This strategy implements elaborated multi- option constructions in combination with the underlying security to achieve a very high level of immunity to ever changing market conditions.

  2004-2005 The first multi-screen (24 screens) RTN trading platform was built and deployed for trading.
  2005-2007 A in-house trading floor with over 150 screens and 6 servers has been built and deployed for trading. This system has a capacity of up to $2 billion. Master controller with remote access and redundant trading systems located in New Jersey and Toronto have been built and released for trading. Seven different robotic systems enhancing the RTN performance have been designed and implemented. Automatic alert and accounting systems were implemented as well.
  2007 - 2008 RTN Stealth was built. This product featured an optimized interface and did not include a robotic trading algorithm. An improved historical market simulator was included that featured an improved trade simulation algorithm and significantly smaller data files (via a proprietary market data compression algorithm). Historical data files could be downloaded from remote servers and installed directly from within the program.
  2008 - 2009 SPYder was launched. SPYder was the second internal automated trading system developed, employing innovations coming from the RTN Stealth system. It is the first system designed by the company that uses a full risk regulator, allowing for entry of long or short positions, or of both sides at a time. Several unique automated trading algorithms were employed by the system. Supporting this program was a distributed system of automated back-testers that ran simulations with a variety of different algorithmic variables. This system allowed for the optimization of the automated trading algorithms included in SPYder by using a broad spectrum of Monte-Carlo runs. Back-testing simulation included the simulation of individual fills according to bid/ask and last data as well as slippage for market orders and trading commissions paid. The primary indicator calculations were highly optimized for this system to allow for the maximum number of simulations to run with the computing resources available. A master system controlled the parameters of each run and analyzed the results for current use by SPYder and future optimization runs.
  2012 - Market Sentiment Navigator was released. MSNav is a mobile application designed to display proprietary stock and securities analysis to help investors choose the best time at which to make a trade. This system allows registered users to save and maintain a portfolio of up to 15 securities from a list of the top 200+ most liquid securities on the NASDAQ, New York Stock Exchange, ETFs, and currency pairs.

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

Employees

We currently have three full-time employees, two full-time contractors and one part-time contractor. We expect to hire additional full time employees as necessities dictate. We have engaged additional consultants for accounting, legal, and other part-time and occasional services.

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

We are a development stage company and we have not generated any material revenues as of the date of this Report. From the inception of our activities on September 16, 2008 through the fiscal year ended May 31, 2014, the Company has incurred losses of $6,419,061. We expect to operate with net losses within the current fiscal year-ending May 31, 2014 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are a development stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As a development stage company, we have a capital deficiency and limited operating resources. From inception through May 31, 2014, the Company raised $5,107,478 in initial funding and private placements of restricted common stock. The money raised in the initial funding and our private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products. The Company will need to raise additional capital as needed to operate as planned. Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition. Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model. Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $75,000 annually. Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures. Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations. If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

  successful implementation and expansion of our application’s capabilities;

  our efficiency of production, and ability to deliver the application to the lottery operators and to end-users;

  the rate at which commercially available smart phone equipment manufactures provide a technologically accessible format for incorporation of our solutions into their devices;

  the market acceptance of our application; and

  product or technology introductions by our competitors.

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

As of the date of this Annual Report, our mobile lottery software application has now been completed according to our stage 1 targets. It has been internally tested and reviewed is ready for commercial deployment for SMS and limited smart phone customers. It has not yet been commercially tested or utilized by any lottery operators and we have not yet generated any revenues from our technology. We have advanced our working demonstrations of our lottery and sports betting application (which is currently operable on most Blackberry smart phones including the Pearl, the Curve, the Bold, and 8800 series and soon IOS or apple platforms such as IPhones and IPads), as well as a scratch card game that is operating on Android devices. Our current lottery software solution includes four of the six components that together will constitute our full mobile lottery application. The completed components include lottery game selection, lottery number picking, lottery number authorization, lottery player registration and some aspects of player messaging functions. The two components remaining to be developed for a complete system include financial settlement and some remaining player messaging functions, which will be completed upon contracting.

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

In addition, a successful claim of patent or trademark infringement against us and our failure or inability to obtain a license for the infringed or similar technology or trademark on reasonable terms, or at all, could have a material adverse effect on our business and the value of any investment in us. Also, an adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we are found to have willfully infringed, and, also, could put our patent applications at risk of not being issued.

The intellectual property may not be appropriately protected and we may be infringing upon the proprietary rights of third parties.

We depend on our ability to protect the core proprietary software technologies we have developed or acquired. In this regard, we rely on a combination of trade secrets, technical complexity, common law copyright and trademark protection, licensing agreements, password protection and software encryption schemes, as well as on the physical security of the source code. Despite these measures and precautions, it may be possible for an unauthorized third-party to copy our core technologies and either offer them to the marketplace as its own, or to use them without paying. To date, we have not sought to obtain patent protection for any of its software products, though we may do so in the future. There can be no assurance, however, that such registration will be granted if applied for. Also, certain aspects of the software products are not subject to intellectual property protection in law, and to the extent such protection might be available, practical and legal distinctions may apply in different jurisdictions. In addition, there can be no assurance that competitors will not develop similar technology, products and services, and if they do, this could reduce the value of our proprietary technology and our ability to effectively compete. Although we believe that we have the right to use all of the intellectual property incorporated in our software products, third parties may claim that our software products violate their proprietary rights, including copyrights and patents. The cost of litigation necessary to defend our right to use the intellectual property incorporated in its software products may be prohibitive. If any such claims are made and found to be valid or we determine it prudent to settle any such claims, we may have to re-engineer our software products or obtain licenses from third parties to continue offering the software products or cease using such technology, in whole or in part. Any efforts to re-engineer our software products or obtain licenses from third parties or cease using such technology may not be successful and could substantially increase its costs and have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our success depends, in part, on protecting our intellectual property in those countries in which we will do business. Our intellectual property includes certain pending patents and trademarks relating to our mobile technology and jurisdictional validation as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of the systems, products and services, which is a core value of the industries in which we operate. For example, our intellectual property is designed to ensure the security of the distribution of the lottery tickets we provide as well as simple and secure validation of our lottery tickets sold. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.

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

Risks Related To Our Business

Competitive environment

We currently faces competition from software providers and websites that also offer trading tools. Our challenge is to successfully differentiate ourselves from our competitors. The software industry is a rapidly changing environment with constant competition and many new product introductions. Our ability to achieve market success and a competitive advantage will depend on our capability for ongoing research and development and the integration of any technological advances into its products.

Product sustainability

We develop proprietary software based on the market behavior and trading algorithms comprised of a number of changing variables. Over time, those algorithms may prove to be obsolete and their underlying performance may be compromised by unforeseen market changes, which may adversely affect the value of our Software.

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

If we fail to attract and keep key employees and/or software personnel, we may be unable to successfully develop any of our current or future product candidates, conduct development efforts and commercialize any of our current or future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. We are highly dependent upon our personnel and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates.

Competition for qualified personnel in our industry is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure. Failure of our ability to reasonably manage anticipated growth could materially and adversely affect our business.

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

Our business is subject to evolving technology. If we are unable to upgrade our technologies responsive to changes in the industry we could fail.

The markets for all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers. We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets. If we are unable to remain current with industry developments and upgrade our technologies in response to changes in the industry, we could fail and investors could lose their entire investment in us.

Our business competes on the basis of the security and integrity of our systems and our mobile lottery software application. If there is a breach in our security systems, our business and we could suffer materially adverse consequences.

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

Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing gaming in jurisdictions where these activities are presently legalized, prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted. If we cannot legally conduct business, we could fail.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	significant products, contracts, acquisitions or strategic alliances of our competitors;

•	success of competing products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in Canada, the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

As of the date of this Annual Report, we have 168,476,221 shares of our common stock issued and outstanding. We are authorized to issue up to 300,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, we have been required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

Certain holders of our common stock exert significant influence over our company and may make decisions with which other stockholders may disagree that could reduce the value of our stock.

2238646 Ontario Inc. owns a total of 97,040,000 of 168,476,221 issued and outstanding shares. This represents 57.6% of our issued and outstanding shares. As a result 2238646 Ontario Inc. has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances in accordance with certain contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, including shares of preferred stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of our shareholders will be decreased accordingly. Further, any such issuance could result in a change of control.

ITEM 1B:        UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

ITEM 2:           PROPERTIES

Our principal executive offices are located at 131 Bloor Street, Suite 200/372, Toronto, Ontario, Canada M5S 1R8. We anticipate that we will need to move to larger offices in the near future. At the present time, we do not own any real estate. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3:           LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Common Stock
	High	Low
Quarter Ended May 31, 2014	.28	.13
Quarter Ended February 28, 2014	.28	.10
Quarter Ended November 30, 2013	.15	.10
Quarter Ended August 31, 2013	.29	.13
Quarter Ended May 31, 2013	.20	.11
Quarter Ended February 29, 2013	.25	.16
Quarter Ended November 30, 2012	.30	.18
Quarter Ended August 31, 2012	.41	.20
Quarter Ended May 31, 2012	.32	.20
Quarter Ended February 28, 2012	.30	.20
Quarter Ended November 30, 2011	.58	.34
Quarter Ended August 31, 2011	.58	.40

Holders

As of the date of this Report there are 168,476,221 shares of common stock issued and outstanding.

As of the date of this Report there are 32 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Information Statement on Form 14C

On March 7, 2014, our Board of Directors and majority shareholders approved an amendment to our Articles of Incorporation to create an aggregate of 15,000,000 shares of preferred stock, $0.001 par value per share, which are designated as blank check preferred stock (the "Preferred Stock Amendment”), with the par value of $0.001 per share.

Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes was required to effect the Preferred Stock Amendment. Our articles of incorporation do not authorize cumulative voting. As of the record date of March 7, 2014, we had 167,955,220 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 116,815,000 votes, which represented approximately 69.55% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Preferred Stock Amendment described herein in a unanimous written consent dated March 7, 2014,.

On March 25, 2014, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of March 7, 2014, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the Preferred Stock Amendment.

The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) 22386460 Ontario Inc. holding of record 97,040,000 shares of common stock (57.77%); (ii) Todd Halpern holding of record 7,375,000 shares of common stock (4.39%); and (iii) 1476448 Ontario Inc. holding of record 12,400,000 shares of common stock (7.38%) .

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. Holders of Series A preferred stock are entitled to a quarterly dividend based on the income generated from the funds invested by them.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	7,750,000	$0.165	n/a
Total	7,750,000	$0.165	n/a

We granted options to purchase 7,750,000 shares of our common stock to certain directors and former officers and directors. These were grant pursuant to individual agreements which were not part of a Company stock option plan.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended May 31, 2014 and to current date, we issued an aggregate of 4,351,000shares of unregistered common stock and 10,000,000 Series A preferred shares as follows.

Common Stock

Debt Settlement

Effective on February 7, 2014, our Board of Directors authorized and approved the execution of those certain five separate settlement agreements (collectively, the "Settlement Agreements"), pursuant to which we agreed to settle the aggregate amount of debt of $517,650 (collectively, the "Settlement Debt"). The Settlement Debt was incurred to those certain unrelated creditors (collectively, the "Creditors") pursuant to advances made and/or services provided to us. The Settlement Debt was reflected on our financial statements filed with our quarterly and/or annual reports with the Securities and Exchange Commission. The terms and provisions of the Settlement Agreements provide for the issuance of an aggregate 3,450,999 shares of its restricted common stock to the five Creditors to satisfy the Settlement Debt.

Effective on February 4, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with an unrelated creditor (the "Release Creditor"), pursuant to which the Release Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $84,201 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Release Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Effective on February 20, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Second Release Agreement") with an unrelated creditor (the "Second Release Creditor"), pursuant to which the Second Release Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $50,654 (the "Second Released Debt"). In accordance with the terms and provisions of the Second Release Agreement, the Second Release Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Second Released Debt.

Therefore, our Board of Directors approved and authorized the settlement of the Settlement Debt by the issuance of an aggregate 3,950,999 shares of restricted common stock at $0.15 per share. The aggregate 3,950,999 shares of common stock were issued in proportion to the respective debt due and owing to each of the Creditors in accordance with the terms and provisions of the respective Settlement Agreement entered into between us and each such Creditor. The shares of common stock were issued to five non-United States residents in reliance on Section 4(2) and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the Creditors have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Private Placement Offering

We issued an aggregate of 400,000 shares of our restricted common stock at a per share price of $0.20 to warrant holders in accordance with an exercise of warrants. The shares were issued in a private transaction to two warrant holders. The shares were issued to the warrant holders who are non-U.S. residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The warrant holders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Other Issuances

On July 23, 2013, we issued 300,000 shares of our common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share. On March 17, 2014, we issued 100,000 shares of our common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share. On March 24, 2014, we issued 500,000 common shares to a third party as part of an arrangement of settlement of debt. The shares of common stock were issued to non-United States residents in reliance on Section 4(2) and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to the investors have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements

Preferred Stock

Effective on April 29, 2014, our Board of Directors authorized and approved the execution of that certain account management agreement dated April 29, 2014 (the "Account Management Agreement") between us and Four Seasons Trust (the "Investor"). In accordance with the terms and provisions of that certain non-U.S. subscription agreement (the "Subscription Agreement"), the Investor purchased 10,000,000 shares of Series A preferred stock at a per share price of $0.20 for aggregate proceeds of $2,000,000. In further accordance with the Account Management Agreement, the $2,000,000 shall be held in a segregated interest-bearing account. The Investor has acknowledged substantial risk in investing the $2,000,000 in us and desired to monitor certain use of proceeds, direction and confirmation of capital payments and distributions as developed, invested capital security, capital flow management and distribution management. The $2,000,000 Series A preferred stock funding will generally enable the Company to qualify for listing on the OTCQX.

Effective April 29, 2014, our Board of Directors approved and authorized the Subscription Agreement pursuant to which it issued an aggregate of 10,000,000 shares of Series A preferred stock to the Investor at $0.20 per share. The shares of Series A preferred stock were issued to the Investor in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of Series A preferred stock issued to the Investor have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Any and all revenue earned on a quarterly basis as a result of investment of the funds in a restricted account shall, upon approval by the Board of Directors of the Company, be distributed on a quarterly basis to the Investor within ten days from the end of such quarter (the "Earned Dividend"). The amount of such Earned Dividend shall be determined in accordance with the Account Management Agreement. If we are pay such Earned Dividend, the Investor may elect to take payment of such Earned Dividend in the form of either cash or issuance of shares of common stock rather than a cash dividend. Such price per share shall be the average trading price of our shares on the OTCQB during the preceding five business days prior to payment of the Earned Dividend.

The Investor shall at its option have the ability to convert the shares of Series A Preferred Stock into shares of common stock on a one preferred share for 1.333333 common share basis. We may by providing a five day notice to the Investor redeem such Series A Preferred Shares at a redemption price of $0.20 per share plus all unpaid and accrued Earned Dividends. In the event of receipt of the notice of redemption by the holder of the Series A Preferred Shares, the Investor shall have five business days from date of receipt to convert into shares of common stock. The Investor shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock multiplied by 100.

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
  The intensity of competition;
  General economic conditions; and
  Changes in government regulations.

We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

We are a development stage technology company that operates within the financial services industry and the broader gaming industry. We are engaged, through our Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, through our MOBI branded products, develops software and interactive games for use by charitable organizations and government regulated lotteries.

We are marketing the acquired Stealth software to securities traders. This software provides an algorithmic stock signals intelligence system that predicts future stock behavior. It is our intention to license our financial software to financial organizations and individuals as a primary source of revenue. We have no intention of becoming a broker-dealer or any other type of finance company or engage in any type of regulated activity. Our financial software is expected to be distributed through software app stores and distribution agreements.

The Stealth branded products has been commercialized for both institutional traders and retail traders alike. To date the products are available on Bloomberg terminals worldwide via the Bloomberg App Portal. Furthermore, we are in discussions to make the Stealth product suite available to various institutions via integration with in-house technologies.

Our Stealth trading platform offers a suite of software applications designed to encourage better customer interaction and help brokerages to modernize. Stealth Analytics is a mathematical and cognitive psychology based market visualization instrument that filters complex market data to vividly and explicitly depict the sentiment and perception of market participants.

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

It is anticipated that each of the business owned by us will generate revenue through software licensing. We intend to offer two forms of licensing. One is transaction based and the other is based on the number of users. We anticipate that revenue models will be as follows:

MOBI: This family of cloud-based software products will be sold to lottery operators through a license that entitles the Company to a percentage of total lottery sales.

Stealth: This family of products will utilize a per seat/user model.

Results of Operations

We have concentrated our efforts on developing our business strategy and obtaining private financing. We have been working on further developing the Stealth application to bring it to working models ready for demonstration for both our Stealth and Mobilotto applications. During the year the major developments were:

1.	Developed a logging system for Alert portion of Stealth Analytics' cockpit and Stealth Analytic Professional system .
2.	Developed an export application for the Alert portion of Stealth Analytics’ cockpit and Stealth Analytic Professional system .
3.	Developed a logging system for Trigger portion of Stealth Analytics’ cockpit and Stealth Analytic Professional system .
4.	Developed an export application for the Trigger portion of Stealth Analytics’ cockpit and Stealth Analytic Professional system .

5.	Developed a tracking system for the harmonic rotation after a trigger and alert. (example: Tracking of Most Favourable Excursion and Most Adverse Excursion after a trigger/alert)
6.	Creation of Automated Bias system within the Stealth Analytics’ cockpit and Stealth Analytic Professional system.
7.	Developed a historical back tester for stealth alerts/trigger within the Stealth Analytics’ cockpit and Stealth Analytic Professional system.
8.	Purchased 7 years of historical tick data for purpose of back testing from DTNIQ for ICE, CME, and COMEX indices.
9.	Developed and back tested trade parameters around Stealth Alerts and Trigger for 23 securities trading on the CME, ICE, and COMEX.
10.	Succeeded to prove out positive expectancy for all 23 securities with back testing.
11.	Developed Stealth Robotic trading system for trading job parameters proved out in back testing for Stealth Alert Service and Internal Corporate trading account.
12.	Developed and Launched the Epcylon.com website.
13.	Continuous upgrades and debugs of both Stealth Analytics, Stealth Professional, Back tester, and Robotic trading system.

Our mobile lottery software application has now been developed and tested, but we have derived only limited revenues from our technology. There is no guarantee that we will be able to successfully expand the use of our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2014 our current assets were $2,481,234 and our current liabilities were $458,489, which resulted in a working capital surplus of $2,022,745. As of May 31, 2014, current assets were comprised of: (i) $2,475,413 in cash; (ii) $3,241 in local tax receivable; and (iii) $2,580 in prepaid expense. As of May 31, 2014, current liabilities were comprised of: (i) $59,504 in accounts payable and accrued expenses and (ii) $398,985 of marketable securities sold short.

As of May 31, 2014, our total assets were $2,481,234 comprised of the current assets. The increase in total assets from fiscal year ended May 31, 2013 was primarily due to the $2,000,000 proceeds received from the issuance of the Series A preferred stock.

As of May 31, 2014, our total liabilities were $504,614 comprised of $458,489 of current liabilities, and long term notes payable of $46,125. The decrease in liabilities from fiscal year ended May 31, 2013 was primarily due to the settlement agreement on certain notes payable. We agreed to settle $592,650 of notes payable with the issuance of stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the year ended May 31, 2014, net cash flows used in operating activities was $449,925 compared to $1,196,688 used during the year ended May 31, 2013.

Cash Flows from Investing Activities

For the year ended May 31, 2014, cash flows from investing activities comprised of proceeds on the sale of securities $3,247,513 and the purchase of securities in the amount of $2,840,984. There were no cash flows from investing activities for the year ended May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the year ended May 31, 2014 net cash flows provided from financing activities was $2,342,936 consisting of $2,000,000 in issuance of preferred stock, $80,000 from the exercise of warrants and $262,936 in proceeds from related party loans.

As of May 31, 2014, we had cash of $2,475,413. This represented an increase from May 31, 2013, at which time we had cash in the amount of $180,955. We also own property and equipment with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements. The Company’s total assets as of May 31, 2014 were $2,481,234, which was an increase from $304,736 as of May 31, 2013. As at May 31, 2014, $2,000,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders. Our current cash on hand will not be sufficient to maintain our operations for the next 12 months.

As a development stage company, we have limited capital and limited operating resources. During the fiscal year ended May 31, 2014, we raised $2,000,000 pursuant to the closing of a private placement of 10,000,000 Series A preferred stock and $80,000 in connection with the exercise of certain warrants, at an exercise price of $0.20 per share. During the fiscal year ended May 31, 2013 we raised $1,043,875 pursuant to the closing of a private placement of 6,900,000 shares and the issuance 333,500 shares of common stock in connection with the exercise of certain warrants, at an exercise price of $0.20 per share. From inception through May 31, 2013, we raised $5,107,478 in initial funding and private placements of restricted common stock and $2,000,000 in preferred stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

The cash on hand (less restricted cash) in our bank accounts is sufficient to maintain our operations for the next twelve months. We estimate our total overhead, costs and expenses related to completion of the launch of our Stealth products, commercially deployable version of our mobile lottery applications, obtaining certification of our system by the Gaming Standards Association (GSA), and initiating full rollout of all our products to our target markets over the next twelve months will be approximately $1,000,000.

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

Results of Operations for the Twelve Months Ended May 31, 2014 and May 31, 2013

Income

We are a development stage company. Since inception, we have received minimal revenue. We have concentrated our efforts on developing our business strategy and obtaining financing. We have working models ready for demonstration. We spent much of the year proving out and back testing the Stealth application feed data. While we had commenced an initial sales and marketing program in 2013, we are currently planning the next stage. Our mobile lottery software application has not yet been utilized by any lottery operators and we have not yet derived any revenues from our technology. There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses and other items

For the twelve months ended May 31, 2014, we incurred $577,595 (2013 - $1,651,281) in general and administrative expenses. We also had interest income of $96 (2013 – expense $1,874), a realized gain on marketable securities of $62,372 (2013 - $nil), unrealized loss on investments of $54,828 (2013 - $nil), and a gain on forgiveness of debt of $315,955 (2013 - $nil). The gain on the forgiveness of debt was the result of some of our creditors agreeing to write off amounts owing to them.

Our net loss for the fiscal year ended May 31, 2014 was $240,193. This was a decrease from the twelve months ended May 31, 2013, when we incurred $2,096,127. The decrease in loss is attributed to the reduction of expenditures in order to conserve capital. We made an effort to reduce all expense areas. The major areas resulting in the decrease in loss were the reduction of legal, marketing and payroll. The total reduction of these expenses compared to the prior year was $823,000. In addition, during the prior year, we wrote off notes receivable in the amount of $477,798 which increased the loss.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.      Completion of the patent and trademark registrations.

2.      Adherence to our Marketing Plan (see section below).

3.      Completion of the systems development and testing to ensure we have robust products.

4.      Develop new products around the Stealth application and find other ways to license its use. 5. Develop education package to help with customer retention 6. Launch new website and mobile solutions

7.      As opportunities arise, partner with existing suppliers of games to lottery operators in order to mobilize existing lottery games.

8.      Remain flexible in our business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

9.      Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

10.    Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

11.    Proactively communicate and present our product and brand to prospective lottery operators, and understand their needs for new sources of revenue.

Marketing Plan

Our marketing plan is a combination of branding, communication, presentations, and meetings with potential customers, public messaging, and partnership initiatives with other corporate entities. Specifically, our plan calls for:

1.	Face to face sales to potential corporate customers.

2.	Internet sales through search engine optimization (SEO), banner ads and press work.

3.	Implement a demand generation engine that will provide the technical infrastructure to sell our software direct to users on our website.

4.

Through a variety of social media, email, Broker partners, and media campaigns, we will drive traffic to weekly webinars in our live trade room and multiple trading community sites promoting the Stealth Analytics and our other products and services.

Working Capital

While we have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $1,000,000.

Contractual Obligations and Other Commercial Commitments

None.

Significant Business Challenges

In addition to the challenge of raising adequate capital in order to fully deploy our business plan, the significant business challenges that our management expects to encounter over the next year and beyond, as well as the known trends, demands, uncertainties that may affect our Company’s financial condition include the following matters:

•

We have not yet completed the software development of all components constituting our full feature mobile lottery application and all of our planned Stealth products, and our financial condition would be materially and adversely affected if we are not able to complete our software development;

•

Since there has not yet been full commercial utilization of our applications, it will be more difficult for us to close sales of our untested product with prospective lottery operator customers of our Company and we may not able to derive any revenues from our product;

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

•	Our financial results could be damaged if prospective customers decide to develop their own mobile solutions or utilize a third party solution using alternative software and hardware technologies;

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

Off-Balance Sheet Arrangements

None.

Material Commitments

As at May 31, 2014 no material commitments existed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Epcylon Technologies, Inc.

We have audited the accompanying balance sheets of Epcylon Technologies, Inc. as of May 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the two year period ended May 31, 2014 and since inception. Epcylon Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epcylon Technologies, Inc. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, NJ

September 3, 2014

Epcylon Technologies Inc (formerly Mobile Integrated Systems Inc.)
Consolidated Balance Sheets

	May 31, 2014	May 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$2,475,413	$180,955
Local tax receivable	3,241	66,226
Prepaid expense	2,580	55,813
TOTAL CURRENT ASSETS	2,481,234	302,994
Property and equipment, net (note 4)	-	1,742

TOTAL ASSETS	$2,481,234	$304,736

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 5)	$59,504	$468,370
Securities sold not yet purchased (note 6)	398,985	-
	458,489	468,370

Notes payable - related party (note 7)	46,125	300,839

CURRENT LIABILITIES AND TOTAL LIABILITIES	504,614	769,209

STOCKHOLDER'S DEFICIENCY:
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 and 164,125,222 issued and outstanding as of May 31, 2014, 2013, respectively (note 8)	16,846	16,411
Additional paid-in capital	8,382,459	5,697,526
Series A Preferred shares, par value $0.0001 15,000,000 shares authorized 10,000,000 shares issued and outstanding (note 8)	1,000	-
Other comprehensive income (loss)	(4,624)	458
Accumulated deficit	(6,419,061)	(6,178,868)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,976,620	(464,473)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,481,234	$304,736

Epcylon Technologies Inc.
(Formerly Mobile Integrated Systems Inc. )
Consolidated Income statements

			From Inception
			September 16,
	For the Year Ended	For the Year Ended	2008 to
	May 31, 2014	May 31, 2013	May 31, 2014

REVENUE	$13,269	$34,827	$119,878

EXPENSES
General and administrative expenses	577,057	1,651,281	6,307,243

OPERATING LOSS	(563,788)	(1,616,454)	(6,187,365)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	96	1,874	(77,397)
Realized gain on marketable securities	62,372	-	62,372
Unrealized loss on marketable securities	(54,828)	-	(54,828)
Gain on forgiveness of debt	315,955	-	315,955
Write off of note receivable from related party	-	(477,798)	(477,798)

NET LOSS	$(240,193)	$(2,092,378)	$(6,419,061)
			.
Deemed dividend on Preferred stock	266,666	-	266,666

NET LOSS ATTRIBUTABLE TO EPCYLON	$(506,859)	$(2,092,378)	$(6,685,727)

Net loss per common share	($0.00)	($0.01)

Basic and fully diluted weighted average common shares outstanding	165,094,395	160,107,944

COMPREHENSIVE LOSS
Net Loss	(240,193)	(2,096,126)
Foreign currency translation adjustment	(5,082)	(971)
NET COMPREHENSIVE LOSS	$(245,275)	$(2,097,097)

Epcylon Technologies
(formerly Mobile Integrated Systems Inc.)
Consolidated Cash flow statement

	For the Year	For the Year	From Inception
	Ended	Ended	September 16, 2008 to
	May 31, 2014	May 31, 2013	May 31, 2014
OPERATING ACTIVITIES:
Net loss	$(240,193)	$(2,092,378)	$(6,419,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,743	4,120	31,061
Imputed rent	7,000	-	7,000
Realized trading gains	(62,372)	-	(62,372)
Gain on forgiveness of debt	(315,955)	-	(315,955)
Unrealized loss on trading securities	54,828		54,828
Stock based compensation	-	59,500	826,660
Common stock issued for services	-	455,467	605,467
Inducement charge on debt settled via Common stock	-	185,953	185,953
Cancellation of Common stock issued for services	-	9,833	(140,167)
Imputed Interest	6,719	3,052	76,437
Changes in operating assets and liabilities:
Prepaid expenses	53,234	(55,813)	(2,580)
Local tax receivable	62,985	(38,551)	(3,241)
Accounts payable and accrued expenses	(17,914)	272,129	463,735
NET CASH USED IN OPERATING ACTIVITIES	(449,925)	(1,196,688)	(4,692,235)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)
Purchase of securities	(2,840,984)	-	(2,840,984)
Proceeds from sale of securities	3,247,513	-	3,247,513
NET CASH PROVIDED BY INVESTING ACTIVITIES	406,529	-	375,469

FINANCING ACTIVITIES:
Cancellation of shares	-	-	102,312
Proceeds from issuance of preferred stock	2,000,000	-	2,000,000
Proceeds from exercise of warrants	80,000	1,799,333	4,210,649
Proceeds from related party loans	262,936	300,000	1,249,058
Repayments of note payable to related party	-	(752,597)	(752,597)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,342,936	1,346,736	6,809,422

Effect of exchange rates on cash	(5,082)	-	(17,243)

INCREASE (DECREASE) IN CASH	2,294,458	150,048	2,475,413
CASH - BEGINNING OF YEAR	180,955	30,907	-

CASH - END OF YEAR	$2,475,413	$180,955	$2,475,413

Epcylon Technologies Inc
(formerly Mobile Integrated Systems Inc.)
Consolidated Statement of Stockholders'
deficit
For the years ended May 31, 2014 and
since inception

	Common Stock		Series A Preferred Stock
					Accumulated		Other
					Paid in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Total

Capital contribution in connection with formation of Mobilotto, Inc.					91			91
Net loss						(10,979)		(10,979)
Sale of 20,000,000 shares	100,000,000	10,000			10,000			20,000
Shares issued in connection with Acquisition of Mobilitto, Inc.	100,000,000	10,000			(10,000)			0
BALANCE - MAY 31, 2009	200,000,000	20,000			91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500			142,500			150,000
Cancellation of Founders' shares	(5,000,000)	(500)			400			(100)
Sale of shares	2,864,815	286			859,157			859,443
Other comprehensive loss resulting from foreign exchange transactions							(598)	(598)
Net loss						(1,122,792)		(1,122,792)
BALANCE - MAY 31, 2010	272,864,815	27,286			1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions							(9,448)	(9,448)
Issuance of shares for Consulting services	1,000,000	100			149,900			150,000
Sale of shares	7,000,000	700			1,049,300			1,050,000
Cancellation of Founders' shares	(6,062,960)	(606)			485			(121)
Issuance of shares to certain existing shareholders	2,864,815	286			(286)			0
Cancellation of shares issued for Consulting services	(1,000,000)	(100)			(149,900)			(150,000)
Net loss						(1,322,635)		(1,322,635)
BALANCE - May 31, 2011	276,666,670	27,666			2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions							11,475	11,475
Sale of shares, net of expense	2,803,500	280			386,603			386,883
Cancellation of Founders' shares	(107,500,000)	(10,750)			11,062			312

Exercise of Stock options	100,000	10			14,990			15,000
Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)			(45,600)			(48,000)
Stock based compensation					767,160			767,160
Share reinstatement	6,062,960	606			(606)			-
Net loss						(1,643,675)		(1,643,675)
BALANCE - May 31, 2012	154,133,130	$15,412			$3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions							(971)	(971)
Sale of shares, net of expense	6,900,000	690			1,379,091			1,379,781
Cancellation of Founders' shares	(1,753,500)	(175)			175			0
Debt repayment	3,972,092	397			795,705			796,102
Stock based compensation					59,500			59,500
Cancellation of note payable					90,174			90,174
Stock Sale for Services	540,000	54			118,746			118,800
Exercise of Warrants	333,500	33			66,667			66,700
Interest on related party loans					2,212			2,212
Adjustment to correct balance						13,591		13,591
Net loss						(2,092,378)		(2,092,378)
BALANCE - May 31, 2013	164,125,222	16,411			5,697,526	(6,178,868)	458	(464,474)

Other comprehensive loss resulting from foreign exchange conversions							(5,082)	(5,082)
Exercise of warrants	400,000	40			79,960			80,000
Sale of preferred shares			10,000,000	1,000	1,732,334			1,733,334
Beneficial conversion feature of preferred stock					266,666			266,666
Imputed interest on related party loans					6,718			6,718
Share issued on settlement of indebtedness	3,950,999	395			592,255			592,650
Imputed rent					7,000			7,000
Net loss						(240,193)		(240,193)
BALANCE – May 31, 2014	168,476,221	16,846	10,000,000	1,000	8,382,459	(6,419,061)	(4,624)	1,976,620

EPCYLON TECHNOLOGIES INC.
(formerly known as Mobile Integrates Systems Inc., formerly known as Loto Inc.– A Development
Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. and formerly as Loto Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are development stage companies. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organization and government regulated lotteries. On July 29, 2013, the Company changed its name from Mobile Integrated Systems Inc., to Epcylon Technologies Inc. The Company trades on the OTCBB under the symbol PRFC.

Since inception the Company has been engaged in organizational activities, has been developing its business model and software, and marketing its product to lottery operators, but has not earned any material revenue from operations, other than a onetime payment for a new mobile application in the prior year. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Basis of Consolidation

These consolidated financial statements include the accounts of Epcylon Technologies Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiaries, Mobilotto Systems, Inc., which was incorporated in Ontario, Canada on September 16, 2008, Delite Americas Inc. which was incorporated in Ontario, Canada on July 8, 2013 and Omega Smartbuild Americas Inc., which was incorporated in Ontario, Canada on July 8, 2013.

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

Trading Securities

Trading securities are recorded at fair value on a recurring basis and consist primarily of investments in corporate stocks. Realized trading gains and losses and unrealized gains and losses (fair value adjustments) are reported in statement of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue from the sale of a lottery system, which includes the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue from the stealth software is recognized when subscription funds are received.

Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

Revenue derived from enhancements to lottery software is recognized at the time such enhancements are accepted by the customer.

Accounts Receivable and Allowance for Doubtful Accounts

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary. Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

As of May 31, 2014 and 2013, there was no allowance required. Foreign Currency Translation

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

NOTE 3 – NOTES RECEIVABLE FROM RELATED PARTY

On August 20, 2012, the Company and Quantitative Alpha Trading (“QAT”), Inc., a related party, entered into two agreements: (i) an Arrangement Agreement, pursuant to which the Company was to acquire QAT; and (ii) a bridge loan agreement to ensure that QAT had sufficient funds to commercialize all of its products pending the closing of the Arrangement Agreement. The Company provided a non-revolving term credit facility in a maximum aggregate principal amount not to exceed CDN $800,000. The bridge loan carried an annual interest rate of 12% and was secured by first fixed and specific mortgage on the QAT assets. As of February 28, 2013, the balance due from QAT was $477,798, consisting of principal of $463,274 and accrued interest of $14,524. On March 15, 2013, the Company announced that it had terminated the Arrangement Agreement, as QAT was in breach of certain covenants under the Arrangement Agreement. The Company took steps to enforce its security interests under the bridge loan. The Company became the owner of all of the intellectual property of QAT, including the Stealth products for proprietary algorithmic securities trading systems and wrote off the loan at May 31, 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated	2014
	Cost	Depreciation	Net	2013
Leasehold improvements	$3,500	$3,500	$0	$0
Computer equipment	18,950	18,950	0	0
Office furniture and equipment	8,610	8,610	0	1,742
Total	$31,060	$31,060	$0	$1,742

Depreciation expense for the years ended May 31, 2014 and 2013 was $1,742 and $4,120 respectively

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2014	May 31, 2013
Programming and systems testing	$-	$44,925
Legal	19,051	176,539
Audit	15,000	19,500
Consulting	9,040	12,594
General and administrative	16,413	214,812
Total	$59,504	$468,370

NOTE 6– SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at May 31, 2014 securities at market value were as follows:

Fair value
Options sold short	$398,985

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 7 – NOTES PAYABLE

	May 31, 2014	May31, 2013
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due June 21, 2015, unsecured.	$46,125	-

Note payable due to related party with interest payable at 1% per annum, imputed to 5% due April 12, 2015*	-	300,839

	$46,125	$300,839

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

On September 30, 2013, the Company issued a note payable in the amount of $50,000 due to a related party with interest payable at 5% per annum, due September 29, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 333,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date.

On September 30, 2013, the Company issued a note payable in the amount of $50,000 due to a related party with interest payable at 5% per annum, due September 29, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 333,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date.

On December 20, 2013, the Company issued a note payable in the amount of $25,000 due to a related party with interest payable at 5% per annum, due December 19, 2015. On February 6, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 166,666 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date.

On March 13, 2014, the Company issued a note payable in the amount of $35,000 due to a related party with interest payable at 5% per annum, due March 13, 2015. On March 28, 2014, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 233,333 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date.

The Company imputed interest expense of $6,719 and $3,502 for the related party loan referred to above for the years ended May 31, 2014 and 2013, respectively.

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

NOTE 8 – STOCKHOLDERS’ DEFICIENCY – continued

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

On August 31, 2012, the Company eliminated all of its outstanding long-term liabilities with the issuance of 3,972,092 shares of common stock of the Company at a price of $0.15 per share to convert $595,811 in outstanding debt. The fair market value of the shares at the date of issuance aggregated $794,414, the excess of the fair value over the amount of the payable amounted to $198,604 and has been charged to operations during the year ended May 31, 2013 and is included in General and administrative expenses on the accompanying consolidated statement of operations.

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

On March 17, 2014, the Company issued 100,000 shares of the Company’s common stock related to warrant exercises. All of the shares were issued at a price of $0.20 per share.

On March 24, 2014, the Company issued 500,000 common shares to a third party as part of an arrangement of settlement of debt.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY – continued

On March 27, 2014, the Company issued 3,450,999 common shares to settle the related party notes payable as described in note 8.

On April 3, 2014, the Company amended its articles increasing the authorized capital to create 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

Effective April 7, 2014, our Board of Directors approved a Certificate of Designation of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock carries a par value of $0.001 and is convertible into common stock on a 1 preferred share for 1.3333 common share basis. Preferred shares are entitled to a quarterly dividend equal to the revenue earned on the invested capital of the Series A investment. Dividends may be paid in cash or common shares at the option of the Series A holder. The Corporation may, by providing a five day notice, redeem such Series A Preferred Stock at a redemption price of $0.20. Each holder of the outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock multiplied by 100.

On April 16, 2014, the Company completed a 10,000,000 series A preferred shares financing for gross proceeds of $2,000,000.

The Company recognized the difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion as a beneficial conversion feature. This Beneficial Conversion Feature of $266,666 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series A Preferred Stock is immediately convertible at the option of the holder, a deemed dividend of $266,666 to the Series A Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend

NOTE 9 – INCOME TAXES

The Company was incorporated in the U.S, and its operations are in Canada. Currently, the Company has no operations or transactions in the U.S.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2014 and 2013, to the Company’s effective tax is as follows:

	May 31,
	2014	2013

U.S. Statutory Rate of 35%	$(65,000)	$(730,000)
Tax rate difference between Canadian and U.S	37,000	314,000
Change in valuation allowance	$28,000	$416,000

Effective Tax	$0	$0

Deferred income taxes assets are summarized as follows:

Available net operating losses	$2,275,000	$2,205,000
Valuation allowance	(2,275,000)	(2,205,000)
	$-	$-

NOTE 9 – INCOME TAXES - continued

The Company has approximately $2,450,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2012 to 2031. Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – STOCK OPTION GRANTS

A summary of the Company’s stock option activity and related information is as follows:

Stock options	Number of shares	Weighted average	Aggregate
		exercise price per	Intrinsic
		share	Value
Outstanding, May 31, 2010	7,250,000	$0.2621	$1,900,000
Granted	–	–	–
Exercised	–	–	–
Cancelled or expired	–	–	–
Outstanding, May 31, 2011	7,250,000	$0.2621	$1,900,000
Granted	18,657,925	$0.2071	$3,863,378
Exercised	(100,000)	$0.1500	$(15,000)
Cancelled or expired	(9,097,925)	$0.2698	$(2,454,378)
Outstanding, May 31, 2012	16,710,000	$0.1971	$3,294,000
Exercised	(333,500)	$0.1999	$(66,667)
Outstanding, May 31, 2013	16,376,500	$0.1971	$3,227,333
Cancelled or expired	(8,626,500)	$0.1971	$(2,963,833)
Outstanding, May 31, 2014	7,750,000	$0.1650	$263,500

The Company did not issue any options in 2014 and 2013.

For fiscal years 2012 and 2010, the Company granted 18,657,925 and 7,250,000 respectively option awards to directors of the Company. The weighted average fair value per share of the options granted for the year ended May 31, 2012 as computed using the Black –Scholes pricing model was $0.03. The weighted average assumptions used to estimate these fair values are as follows:

		Fiscal Year Ended
	May 31, 2012	May 31, 2011	May 31 2010
Dividend yield	0.0%	–	0.0%
Expected volatility	30.3%	–	34.8%
Expected term (years)	2.88	–	3
Risk-free interest rate	0.34%	–	1.59%

NOTE 10 – STOCK OPTION GRANTS (continued)

A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant
		Date Fair Value (per
		share)
Unvested options at May 31, 2011	–	–
Options granted	18,657,925	$0.21
Options exercised	(100,000)	$0.15
Options cancelled or expired	(9,097,925)	$0.27
Options vested	(8,710,000)	$0.15
Unvested options at May 31, 2012	750,000	$0.30
Options exercised	(333,500)	$0.20
Unvested options at May 31, 2013	416,500	$0.30
Options cancelled	(166,500)	$0.30
Options vested	(250,000)	$0.30
Unvested options at May 31, 2014	-	-

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

On April 19, 2010 a director of the Company was granted compensation arrangements which provide that he may elect compensation in either cash or in options of the Company as follows: in 2010, $75,000 if election for cash or 1,250,000 shares at the option exercise price of $0.20 per share if election for options; in 2011 $150,000 if election for cash or 1,500,000 shares at the option exercise price of $0.20 per share if election for options. The director may elect compensation either in cash or in options with respect to 2010 on April 19, 2011 and April 19, 2012 with respect to 2011. In the event options are selected all such options shall be fully vested and exercisable upon the respective date of grant and may exercise until expiration on April 19, 2013. The Company has determined that the options were issued at fair value and as such no expense has been recorded. The director chose 1,250,000 options for his 2010 grant. The director resigned on February 1, 2012 thereby surrendering all of his options in the Company.

333,500 were exercised during the year ended May 31, 2013.

NOTE 11 – SUBSEQUENT EVENTS

On July 24, 2014, the Company entered into a second Loan Agreement with the Company’s director and CEO, Peter George, for the amount of $950,000. The loan is unsecured and is due to be paid back in one lump payment, on, or before August 24, 2015, with interest at a rate of 5% per annum.

ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2014.

Changes in Internal Control Over Financial Reporting

We anticipate that our controls and procedures will be effective in the future for purposes of recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms. We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B:         OTHER INFORMATION

Not applicable.

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

The Board of Directors accepted the consent of Loris Macor as a member of the board of directors effective April 13, 2014.

The following table presents information with respect to our officers, directors and significant employees as of May 31, 2014:

Name	Age	Position
Peter George	44	Chief Executive Officer and Director
Kyle Appleby	39	Chief Financial Officer
Todd Halpern	64	Director
Loris Macor	53	Director
Doug Mckay	50	Director
Cato Kemler	43	Director

Biographical Information Regarding Officers and Directors

Todd Halpern- Chairman and Director

Mr. Halpern currently resides as President of Halpern Enterprises. Mr. Halpern and his family have been in the business of importing fine wines and spirits into Canada for over 57 years. Mr. Halpern joined Halpern Enterprises in 1979, and since has grown the company tremendously. Today, the company represents over 100 of the World’s finest wine and spirit producers.

Serving on the Toronto General Hospital Board since 2005, Mr. Halpern is Board Champion of the Krembil Neuroscience Centre’s Krembil Discovery Tower and Krembil Neuro Program. He is also Chair of the Grand Cru Culinary Wine Festival, which benefits research at University Health Network.

Mr. Halpern was also a member of the Board of Sentinelle Medical Inc. and was involved in the successful acquisition of the company by Hologic Inc.

Peter George – Chief Executive Officer and Director

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

Cato Kemmler- President and Director

Throughout his career, Mr. Cato Kemmler has been instrumental in growing a number of private companies worldwide. He is the President of Omega SmartBuild, an international sustainable building and circular economy specialist that has focused on the development of affordable housing on three continents. Mr. Kemmler has a strong and proven background in multinational business development and origination, intercultural negotiations and corporate management. As a Partner and General Manager of OmegaGroup, he was in charge of the development of a portfolio of 5 five-star plus hotels in European business cities, and negotiated a 100 million annual investment commitment from a German fund for Omega’s energy division (formerly energyONE). He also secured the exclusive representation of Economic Zones World, Government of Dubai for Germany.

Mr. Kemmler received his university and postgraduate education at Bowdoin College, Boston University and University of Oxford.

Doug McKay- Director

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

From approximately 2006 through 2009, Mr. McKay was the president of eliquidMEDIA Inc., where he was responsible for bottom-line factors, including company vision, branding, advertising and marketing, long range strategic planning and overseeing development of software. He was responsible for major capital expenditures, creating new revenue streams, profit and loss analysis, hiring of key employees and event planning and coordinating. Mr. McKay successfully guided the firmCHANNEL software from a research and development stage with zero revenue to full commercialization ultimately developing it into a globally recognized digital software brand. He also negotiated and executed the entire distributor and reseller network for the brand, identified and negotiated outside private capital investments, directed all marketing activities including trade show design and implementation, and instrumental in negotiating four separate buyout offers from industry competitors resulting in the sale of the firmCHANNEL division.

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

Loris Macor – Director

During the past forty years, Mr. Macor has been a chartered accountant with Coopers & Lybrand (now PwC) where he served public and private companies focusing on owner-managed businesses servicing the automotive, retail, distribution and agricultural sectors. Mr. Macor was also involved in management and leadership roles at PwC. Mr. Macor continues to be an active partner at PwC Southwest Ontario Region. During his tenure with PwC, Mr. Macor assumed the role of market leader in 2009 leading a group of professionals in servicing both private and public companies. During 2009, he also assumed the responsibility of regional representative of PwC's National Tax Quality & Risk Management Committee, which set policy and provided guidance for the tax practice across the firm. In 2008, Mr. Macor assumed the tax leadership role for the PwC Southwest Ontario region with a staff of 55 tax professionals. In 2006, Mr. Macor founded "Wealth and Tax Matters", a publication published by PwC. He also acted as editor of the publication until recently and continues to be involved with a team of PwC tax professionals on its production. During 1986-1998, Mr. Macor served as tax partner in charge of Coopers & Lybrand Windsor practice until the merger with Price Waterhouse. Under this leadership, the tax practice grew from two professionals to over twelve tax professional staff. Lastly, in 1986, Mr. Macor was admitted to the Coopers & Lybrand partnership.

Mr. Macor has been involved with several career-related professional bodies and business development related organizations including, but not limited to, the Canadian Association of Mould Makers, the Canadian Italian Business Professional Association, the Society of Trust and Estate Practitioners, the Windsor Estate Planning Council and the Canadian Tax Foundation.

Mr. Macor is also involved in community service and personal interest organizations including, but not limited to, Hotel Dieu Grace Hospital Foundation and the Melissa Macor Scholarship Fund, which has awarded in excess of $60,000 over the past ten years to graduating students.

Kyle Appleby- Chief Financial Officer

Mr. Appleby, CPA, CA serves as our Chief Financial Officer. Mr. Appleby has over 15 years’ experience in public accounting and has been providing part-time CFO, and other financial accounting and compliance services to both public and private companies since 2007. Prior to 2007 Mr. Appleby worked for several public accounting firms in Canada. Mr. Appleby is a member of the Chartered Professional Accountants of Canada.

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

Significant Employees

At the present time, we have one key employee in addition to our officers and directors.

John Hollander– Employee, Programmer. John serves as Head of IT Programming of Epcylon Technologies, Inc. and is responsible for project management and systems design, John is an expert in the development and optimization of market analysis tools and automated trading systems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2014, all such filing requirements applicable to our Company were complied with.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To the knowledge of the Company, there have been no reported violations of the Code of Ethics. In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our Internet website, www.epcylon.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

Board Committees Audit Committee

Our audit committee consists of Todd Haplern and Loris Macor. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Loris Macor is the audit committee’s financial expert. Our Board of Directors has determined that Mr. Macor’s education and experience qualify him for such position. The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Macor is one of our two independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended May 31, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

Advisory Board

On February 12, 2014, our Board of Directors authorized the establishment of an advisory board (the "Advisory Board"). The Advisory Board shall have the responsibility of advising our Board of Directors and management regarding development of our intellectual property and technology, including trans-border technology transfer efforts (the "Proprietary Technology"). The Proprietary Technology relates to our operations including, but not limited to, its mobile lottery software application (the "MOBI Products") and its Stealth products for proprietary algorithmic securities trading systems.

On February 12, 2014, our Board of Directors appointed Mr. Hubert Grosser as a member of our Advisory Board in the capacity of technology transfer expert. Mr. Grosser was the former head of marketing and public relations for Fraunhofer IPA, Stuttgart, and has spent the past twenty-five years at Germany's renowned Fraunhofer Gesellschaft, which is one of Europe's leading semi-governmental technology think tanks. In his capacity as a member of the Advisory Board, Mr. Grosser will provide us with extensive knowledge regarding evaluation of cross-border technologies and identification of suitable innovations.

ITEM 11:         EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as our Chief Executive Officer and each of our four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position (1)	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Peter George (2) Chief Executive Officer and Director	2014	$0							$0

Kyle Appleby (3) Chief Financial Officer, Former Chief Executive Officer and Former Director	2014	$8,000							$8,000

Cato Kemmler (4) President and Director	2014	$0							$0

Abbas Damji (5) Chief Financial Officer, Former Chief Executive Officer and Former Director	2014

Murray Simser (6) President, Chief Executive Officer and Director	2013 2012	$160,000 $160,000							$160,000 $160,000

Emlyn David (7) Chief Financial Officer, Former Chief Executive Officer and Former Director	2013 2012	$0 $0							$0 $0

(1)	Other than as set forth above, no other officers of the Company earned over $100,000.

(2)	On April 2, 2014, Mr. Peter George was appointed as our Chief Executive Officer and to the Board of Directors.

(3)	On February 6, 2014, Mr. Kyle Appleby was appointed as our Chief Financial Officer.

(4)	On October 11, 2013, Mr. Cato Kemmler was appointed as our President and to the Board of Directors.

(5)	Effective June 3, 2013, Mr. Abbas Damji was appointed as our Chief Executive Officer and to the Board of Directors. Mr. Abbas Damji resigned on October 11, 2013.

(6)	Effective March 8, 2013, Mr. Murray Simser resigned as our President and Chief Executive Officer. Mr. Simser had also served as a member of our Board of Directors since July 3, 2012.

(7)	Effective February 6, 2014, Mr Emlyn David resigned as our Chief Financial Officer. Effective as of May 14, 2012, Mr. Emlyn David resigned as the our Chief Executive Officer.

(8)

Effective as of May 14, 2012, Mr. Fulvio Ciano resigned as our President and Chief Financial Officer and as a member of the Board. Effective as of May 25, 2012, Mr. Fulvio Ciano resigned as our Chief Technology Officer.

(9)	Effective as of October 21, 2011, Mr. Stephen Knight resigned as our Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors.

Employment Agreements

Kyle Appleby

We entered into a consulting agreement with Mr. Appleby pursuant to which a company owned by Mr. Appleby shall be compensated for his services to us at a rate of $2,000 Dollars per month, payable by $1,000 in cash and $1,000 in common stock.

At the present time, we do not have an employment agreement with any other officer of the Company.

Director Compensation for the year ended May 31, 2014

During the fiscal year ended May 31, 2014, none of our directors received any compensation for their services, except for as set forth in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End (1)

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Todd Halpern	7,000,000	0	$.15	November 29, 2014
Todd Halpern	750,000	0	$.30	November 29, 2014

(1)	Mr. Halpern is a director of the Company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of August 28, 2014 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 168,476,221 shares of the Company’s common stock issued and outstanding as of August 28, 2014.

Amount and Nature of
Beneficial Ownership

				Percentage of
		Options/		Shares
Name and Address of Beneficial Owner	Shares	Warrants (1)	Total (1)	Outstanding (1)
Five Percent Stockholders
2238646 Ontario Inc. (2)	97,040,000	0	97,040,000	57.6%

Executive Officers and Directors
Todd Halpern, Director (3)	0	7,750,000	7,750,000	4.6%

All officers and directors as a group (6 persons)	97,040,000	7,750,000	104,790,000	62.2%

For each individual or entity listed above, the mailing address is: c/o Epcylon Technologies, Inc., 131 Bloor Street, Suite 200/372, Toronto, Ontario, Canada M5S 1R8, except as otherwise indicated below.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2) Debra Swain in Trust has sole voting and dispositive control over shares of our common stock owned by 2238646 Ontario Inc., an Ontario corporation located at 23 Bedford Road, Toronto, Ontario M5R 2J9, Canada. Debra Swain is the sole officer, director and shareholder of 2238646 Ontario Inc.

(3) Todd Halpern has been granted options to purchase 7,750,000 shares of our common stock as follows. He has been granted options to purchase 7,000,000 shares of our common stock at a purchase price of $.15 per share. Such options have vested and are exercisable. Mr. Halpern has also been granted options to purchase 750,000 shares of our common stock, with a vesting date effective as of November 29, 2012 and an exercise price of $.30 per share. Half of such options became exercisable on November 29, 2012 and the other half on November 29, 2013. Such options will terminate on November 29, 2014.

Potential Changes in Control

At the present time, there are no arrangements known to us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Stock Option Plan Information

To date, we have not adopted a Stock Option Plan. We may adopt an option plan in the future.

Adverse Interests

We are not aware of any material proceeding to which any of our directors, officers, or affiliates, or any owner of record or beneficially of more than five percent of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by the entire Board, except for our audit committee, which handles the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls. Our audit committee consists of Loris Macor and Todd Halpern.

The Board of Directors has analyzed the independence of each director and has determined that two of the Company’s five directors, Loris Macor and Todd Halpern, are independent under the rules of the NASDAQ Stock Market LLC. The Board of Directors has determined that each of the Company’s remaining directors has relationships that would cause him and her not to be an “independent director” under the specific criteria of Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2014, totaled $15,000. The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2013, totaled $13,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2014 and which are not disclosed in “Audit Fees” above, were $2,000. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2013 and which are not disclosed in “Audit Fees” above, were $6,000.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2014, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2013, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended May 31, 2014 and May 31, 2013, were $0.

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

Financial Statements for the period from inception (September 16, 2008) to May 31, 2013.

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

Exhibit 10.15

Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10- Q, filed with the Securities and Exchange Commission on January 23, 2012.

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

EPCYLON TECHNOLOGIES, INC.

By:	/s/ Peter George
Name: Peter George
Title: Chief Executive Officer (Principal
Executive Officer)

By:	/s/ Kyle Appleby
Name: Kyle Appleby
Title: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Dated: September 3, 2014

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter George
Name: Peter George
Title: Director
Dated: September 3, 2014

/s/ Loris Macor
Name: Louis Macor
Title: Director
Dated: September 3, 2014

/s/ Todd Halpern
Name: Todd Halpern
Title: Director
Dated: September 3, 2014

/s/ Doug Mckay
Name: Doug Mckay
Title: Director
Dated: September 3, 2014

/s/ Cato Kemmler
Name: Cato Kemmler
Title: Director
Dated: September 3, 2014

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

Exhibit 10.15

Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10- Q, filed with the Securities and Exchange Commission on January 23, 2012.

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