Form 10-Q
period 2014-08-31
Epcylon Technologies, Inc.
filed 2014-10-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File No. 000-53770

EPCYLON TECHNOLOGIES, INC.
Name of small business issuer in its charter)

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

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 9, 2014
Common Stock, $0.001	168,476,221

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

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc. )
Consolidated Balance Sheets

	August 31, 2014	May 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,933,650	$2,475,413
Local tax receivable	8,731	3,241
Prepaid expense	1,035	2,580
TOTAL CURRENT ASSETS	2,943,416	2,481,234

TOTAL ASSETS	$2,943,416	$2,481,234

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 3)	$69,042	$59,504
Securities sold not yet purchased (note 4)	73,725	398,985
Notes payable - related party (note 5)	1,006,177	46,125
CURRENT LIABILITIES AND TOTAL LIABILITIES	1,148,944	504,614

STOCKHOLDER'S EQUITY:
Series A Preferred shares, par value $0.0001 15,000,000 shares authorized 10,000,000 shares issued and outstanding (note 6)	1,000	1,000
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 and 164,476,221 issued and outstanding as of August 31, 2014 and May 31, 2014	16,846	16,846
Additional paid-in capital	8,382,459	8,382,459
Other comprehensive loss	(17,501)	(4,624)
Accumulated deficit	(6,588,332)	(6,419,061)
TOTAL STOCKHOLDERS' EQUITY	1,794,472	1,976,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,943,416	$2,481,234

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc. )
Consolidated Income statements
(unaudited)

	Three Months	Three Months	From Inception
	Ended	Ended	September 16, 2008 to
	August 31, 2014	August 31, 2013	August 31, 2014

REVENUE	$2,833	$363	$122,712

EXPENSES
General and administrative expenses	133,413	285,317	6,440,656
OPERATING LOSS	(130,580)	(284,954)	(6,317,944)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(6,040)	(3,362)	(83,437)
Realized loss on marketable securities	(52,369)	-	10,002
Unrealized gain on marketable securities	19,718	-	(35,110)
Gain on forgiveness of debt	-	-	315,955
Write off of note receivable from related party	-	-	(477,798)

NET LOSS	$(169,271)	$(288,316)	$(6,588,332)

Deemed dividend on Preferred stock	-	-	266,666

NET LOSS ATTRIBUTABLE TO EPCYLON	$(169,271)	$(288,316)	$(6,321,666)

Net loss per common share	($0.00)	($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	164,252,396

COMPREHENSIVE LOSS
Net Loss	$(169,271)	$(288,316)
Foreign currency translation adjustment	(12,877)	-
NET COMPREHENSIVE LOSS	$(182,148)	$(288,316)

Epcylon Technologies Inc (formerly Mobile Integrated Systems Inc.)
Consolidated Statement of Stockholders' equity
For the three months ended August 31, 2014 and since inception
(unaudited)

							Other
	Common Stock		Series A Preferred Stock		Accumulated	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	loss	Total
		$		$	$	$	$	$
Capital contribution in connection with formation of Mobilotto, Inc.	-	-	-	-	91	-	-	91
Net loss	-	-	-	-	-	(10,979)	-	(10,979)
Sale of 20,000,000 shares	100,000,000	10,000	-	-	10,000	-	-	20,000
Shares issued in connection with Acquisition of Mobilitto, Inc.	100,000,000	10,000	-	-	(10,000)	-	-	-
BALANCE - MAY 31, 2009	200,000,000	20,000			91	(10,979)	0	9,112

Sale of shares	75,000,000	7,500	-	-	142,500	-	-	150,000
Cancellation of Founders' shares	(5,000,000)	(500)	-	-	400	-	-	(100)
Sale of shares	2,864,815	286	-	-	859,157	-	-	859,443
Other comprehensive loss resulting from foreign exchange transactions	-	-	-	-	-	-	(598)	(598)
Net loss	-	-	-	-	-	(1,122,792)	-	(1,122,792)
BALANCE - MAY 31, 2010	272,864,815	27,286			1,002,148	(1,133,771)	(598)	(104,935)

Other comprehensive gain / (loss) resulting from foreign exchange conversions							(9,448)	(9,448)
Issuance of shares for Consulting services	1,000,000	100	-	-	149,900	-	-	150,000
Sale of shares	7,000,000	700	-	-	1,049,300	-	-	1,050,000
Cancellation of Founders' shares	(6,062,960)	(606)	-	-	485	-	-	(121)
Issuance of shares to certain existing shareholders	2,864,815	286	-	-	(286)	-	-	-
Cancellation of shares issued for Consulting services	(1,000,000)	(100)	-	-	(149,900)	-	-	(150,000)
Net loss	-	-	-	-	-	(1,322,635)	-	(1,322,635)
BALANCE - May 31, 2011	276,666,670	27,666			2,051,647	(2,456,406)	(10,046)	(387,139)

Other comprehensive gain / (loss) resulting from foreign exchange conversions	-	-	-	-	-	-	11,475	11,475
Sale of shares, net of expense	2,803,500	280	-	-	386,603	-	-	386,883
Cancellation of Founders' shares	(107,500,000)	(10,750)	-	-	11,062	-	-	312
Exercise of Stock options	100,000	10	-	-	14,990	-	-	15,000
Cancellation of shares issued for Consulting services	(24,000,000)	(2,400)	-	-	(45,600)	-	-	(48,000)
Stock based compensation	-	-	-	-	767,160	-	-	767,160

Share reinstatement	6,062,960	606	-		-	(606)	-	-	-
Net loss	-	-	-		-	-	(1,643,675)	-	(1,643,675)
BALANCE - May 31, 2012	154,133,130	$15,412		$		3,185,256	$(4,100,081)	$1,429	$(897,984)

Other comprehensive gain / (loss) resulting from foreign exchange conversions								(971)	(971)
Sale of shares, net of expense	6,900,000	690	-		-	1,379,091	-	-	1,379,781
Cancellation of Founders' shares	(1,753,500)	(175)	-		-	175	-	-	-
Debt repayment	3,972,092	397	-		-	795,705	-	-	796,102
Stock based compensation	-	-	-		-	59,500	-	-	59,500
Cancellation of note payable	-	-	-		-	90,174	-	-	90,174
Stock Sale for Services	540,000	54	-		-	118,746	-	-	118,800
Exercise of Warrants	333,500	33	-		-	66,667	-	-	66,700
Interest on related party loans	-	-	-		-	2,212	-	-	2,212
Adjustment to correct balance	-	-	-		-	-	13,592	-	13,592
Net loss	-	-	-		-	-	(2,092,380)	-	(2,092,380)
BALANCE - May 31, 2013	164,125,222	16,411				5,697,526	(6,178,868)	458	(464,474)

Other comprehensive loss resulting from foreign exchange conversions	-	-	-		-	-	-	(5,082)	(5,082)
Beneficial conversion feature of preferred stock	-	-	-		-	266,666	-	-	266,666
Exercise of warrants	400,000	40				79,960	-	-	80,000
Sale of preferred shares	-	-	10,000,000		1,000	1,732,334	-	-	1,733,334
Imputed interest on related party loans	-	-	-		-	6,718	-	-	6,718
Shares issued on settlement of indebtedness	3,950,999	395	-		-	592,255	-	-	592,650
Imputed rent	-	-	-		-	7,000	-	-	7,000
Net loss	-	-	-		-	-	(240,193)	-	(240,193)
BALANCE - May 31, 2014	168,476,221	16,846	10,000,000		1,000	8,382,459	(6,419,061)	(4,624)	1,976,619

Other comprehensive gain / (loss) resulting from foreign exchange conversions	-	-	-		-	-	-	(12,877.00)	-
Net loss	-	-	-		-		(169,271)		(169,271
BALANCE -August 31, 2014	168,476,221	16,846	10,000,000		1,000	8,382,459	(6,588,332)	(17,501)	1,807,349

Epcylon Technologies (formerly Mobile Integrated Systems Inc.)
Consolidated statement of cash flows

(unaudited)

	Three Months	Three Months	From Inception
	Ended	Ended	September 16, 2008 to
	August 31, 2014	August 31, 2013	August 31, 2014
OPERATING ACTIVITIES:
Net loss	$(169,271)	$(288,316)	$(6,588,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	487	31,061
Gain on forgiveness of debt	-		(315,955)
Imputed rent	-	-	7,000
Realized trading losses (gains)	52,369		(10,003)
Unrealized (gain) loss on marketable securities	(19,718)		35,110
Stock based compensation	-	-	826,660
Common stock issued for services	-	-	605,467
Inducement charge on debt settled via Common stock	-	-	185,953
Cancellation of Common stock issued for services	-	-	(140,167)
Imputed Interest	6,173	3,362	82,610
Changes in operating assets and liabilities:
Prepaid expenses	1,545	30,038	(1,035)
Local tax receivable	(5,490)	(4,182)	(8,731)
Accounts payable and accrued liabilities	9,536	(32,878)	473,270
NET CASH USED IN OPERATING ACTIVITIES	(124,856)	(291,489)	(4,817,091)
		-
INVESTING ACTIVITIES:
Acquisition of property & equipment	-	-	(31,060)
Purchases of securities	(2,807,319)		(5,648,303)
Proceeds from sale of securities	2,449,410	-	5,696,923
NET CASH USED IN INVESTING ACTIVITIES	(357,909)	-	17,560

FINANCING ACTIVITIES:
Cancellation of shares	-	-	102,312
Proceeds from issuance of common stock	-	60,000	4,210,649
Proceeds from issuance of preferred stock	-	-	2,000,000
Proceeds from related party loans	953,879	57,650	2,202,937
Repayments of note payable to related party	-	-	(752,597)
NET CASH PROVIDED BY INVESTING ACTIVITIES	953,879	117,650	7,763,301

Effect of exchange rates on cash	(12,877)	(538)	(30,120)

INCREASE (DECREASE) IN CASH	458,237	(174,377)	2,933,650
CASH - BEGINNING OF PERIOD	2,475,413	180,955	-

CASH - END OF PERIOD	$2,933,650	$6,578	$2,933,650

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.) – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 5, 2014. The results of operations for the three months ended August 31, 2014 are not indicative of results for the full fiscal year or any other period.

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied in the preparation of the interim consolidated financial statements are consistent with those followed in the preparation of the Company’s May 31, 2014 annual financial statements, except for the adoption of new standards and interpretations as of June 1, 2014.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31,	May 31,
	2014	2014
Legal	$19,051	$19,051
Audit	10,000	15,000
Consulting	15,820	9,040
General and administrative	24,171	16,413
Total	$69,042	$59,504

NOTE 4– SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at August 31, 2014 securities at market value were as follows:

Fair value
Options sold short	$73,725

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 5 – NOTES PAYABLE –RELATED PARTY

	August 31,	May 31,
	2014	2014
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due June 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 7)	$50,000	$46,125
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due July 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 7)	950,000	-
Accrued interest	6,177
	$1,006,177	$46,125

On August 31, 2013, the Company issued an additional note payable in the amount of $7,650 (for a total of $307,650) due to a related party with interest payable at 1% per annum, due August 30, 2015. On December 31, 2013, a settlement agreement was signed pursuant to which the Company agreed to settle the debt by the issuance of 2,051,000 shares of its restricted stock. The shares were calculated at an agreed price of $0.15 per share, being the market value of the shares on the settlement date.

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

NOTE 5 – NOTES PAYABLE (continued)

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

The Company accrued interest expense of $6,173 and $3,362 for the related party loan referred to above for the three months ended August 31, 2014 and 2013, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIENCY (continued)

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

NOTE 6 – STOCKHOLDERS’ DEFICIENCY – continued

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

NOTE 6 – STOCKHOLDERS’ DEFICIENCY – continued

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

The Company recognized the difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion as a beneficial conversion feature. This Beneficial Conversion Feature of $266,666 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series A Preferred Stock is immediately convertible at the option of the holder, a deemed dividend of $266,666 to the Series A Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 21, 2014, the Company, authorized and approved the execution of a loan agreement dated May 21, 2014 between the Company and its Chief Executive Officer, Peter George ("George") in the principal amount of $50,000 (the "$50,000 Loan Agreement"). Effective July 24, 2014, the Company authorized and approved the execution of a second loan agreement dated July 24, 2014 with George in the principal amount of $950,000 (the "$950,000 Loan Agreement"), and collectively, the "Loan Agreements").

The Loan Agreements are unsecured and accrue interest at an annual rate of 5% on the unpaid balances. The Company will pay all principal and accrued interest thirteen months from the date of execution of either the $50,000 Loan Agreement or the $950,000 Loan Agreement. Any prior payments shall be applied first to interest and then to principal. The Company may at any time during the term of the Loan Agreements redeem the respective loan by providing a five day notice to George that the Company intends to redeem. Payment of principal and interest will be calculated from the date of execution to date of redemption notice.

In addition, the Loan Agreements provide that George may convert all or part of the loan, including principal and accrued interest, into shares of Series B preferred stock at a per share price of $0.20. In the event that neither the Company has redeemed the Loan Agreements nor George has converted the Loan Agreements, there shall be an automatic conversion of the Loan Agreements into shares of the Series B preferred stock. The conversion price per share shall be the lowest trading price of the Company's shares on the OTCQB by using the lowest share price of the preceding five business days prior to the termination date of the Loan Agreement with a minimum price of $0.20.

NOTE 8 – SUBSEQUENT EVENT

On September 19, 2014, the Company filed a Designation of Series B preferred stock with the Nevada Secretary of State creating 5,000,000 shares of Series B preferred stock at $0.001 par value. The Designation provides for certain rights and preferences as defined. The Company has not issued any Series B preferred stock as of October 10, 2014.

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

Designation of Series B Preferred Stock

Effective March 7, 2014, our Board of Directors and our majority shareholders approved an amendment to the articles of incorporation to create and authorize 15,000,000 shares of blank check preferred stock, par value $0.001, in connection with the proposed restructure of the Company (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada on April 3, 2014 increasing the authorized capital to create 15,000,000 shares of preferred stock, par value $0.001 (the "Preferred Shares"). On April 7, 2014, we filed a Designation of Series A preferred stock with the Nevada Secretary of State creating 10,000,000 shares of Series A preferred stock at $0.001 par value, which was previously disclosed in a filing in Current Report on Form 8-K.

On September 19, 2014, we filed a Designation of Series B preferred stock with the Nevada Secretary of State creating 5,000,000 shares of Series B preferred stock at $0.001 par value. The Designation provides for certain rights and preferences as follows:

(a) The holders of Series B Preferred Stock shall be entitled to receive dividends only when, as and if declared by the Board of Directors, in its sole discretion.

(b) Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after any distribution or payment shall be made to the holders of any stock ranking senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to be paid out of the assets of the Company an amount equal to the subscription price (the "Series B Liquidation Amount"). After the payment of the full applicable Preference Value of each share of the Series B Preferred Stock as set forth herein, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Company’s Common Stock. If upon any such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full amount to which they shall be entitled under this subsection (a), the holders of shares of Series B Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. The amount deemed paid or distributed to the holders of capital stock of the Company upon any such merger, consolidation, sale, transfer or other disposition shall be the cash or the value of the property, rights or securities paid or distributed to such holders by the Company or the acquiring person, firm or other entity.

(c) The holder of the Series B Preferred Stock shall at their option convert the shares of Series B Preferred Stock into shares of common stock on a one preferred share for one common share basis. Shares of Series B Preferred Stock are anti-dilutive to reverse splits, and therefore in the case of a reverse split, are convertible to the number of common shares after the reverse split as would have been equal to the conversion rate established prior to the reverse split.

(d) The Company may by providing a five day notice to the holder of the Series B Preferred Shares redeem such Series B Preferred Shares at a redemption price of equal of the subscription price. In the event of receipt of the Notice of Redemption by the holder of the Series B Preferred Shares, the holder shall have five business days from date of receipt to convert into shares of common stock.

(e) Each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of Series B Preferred Stock. No further designations of preferred shares junior to the Series B Preferred Stock shall have voting rights equal to or higher than the Series B Preferred Stock without the two-third's consent of all shares of Series B Preferred Stock issued and outstanding.

DESCRIPTION OF BUSINESS

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

STEALTH SOFTWARE

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

In prior years we successfully launched a mobile lottery application in Canada for the Princess Margaret Hospital Foundation. The solution expanded the convenience for ticket ordering to mobile savvy potential-donors. Furthermore, the solution complied with the challenge that the Ontario Lottery and Gaming Commission requires the lottery operator to have a process to verify that ticket purchasers are physically in Ontario when placing their ticket orders. Additionally, the application supports all popular mobile devices and interface with the existing back-office payment-processing system, potential donor and ticket purchaser databases and the marketing communications systems that are used to notify potential donors and ticket purchasers about lottery event details such as prize information, early-bird promotions, deadlines, prize winners, rules and regulations. The application was able to help to speed the sell-through of tickets and therefore reduce the large expense of traditional print and broadcast media.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three months ended August 31, 2014 as compared to the results of operations for the three months ended August 31, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended August 31, 2014 Compared to Three Month Period Ended August 31, 2013

Our net loss for the three month period ended August 31, 2014 was $169,271 compared to a net loss of $288,316 during the three month period ended August 31, 2013, a decrease of $119,045. We generated revenue in the amount of $2,834 for the three months period ended August 31, 2014, 2014 compared to $363 generated for the three months period ended August 31, 2013. Current and prior period revenue comprised of income generated from the Stealth trading platform.

During the three month period ended August 31, 2014, we incurred operating expenses of $133,413 compared to $285,317 incurred during the three month period ended, August 31 2013, a decrease of $151,904. We also had interest expense on related party loans of $6,040 (2013 – expense $3,362), a realized loss on marketable securities of $52,369 (2013 - $nil), and a change in the unrealized loss on investments of $19,718 (2013 - $nil).

The decrease in loss is attributed to the reduction of expenditures in order to conserve capital. We made an effort to reduce all expense areas. The major areas resulting in the decrease in loss were the reduction of legal, consulting, administrative expenses and payroll. The Company made an effort to reduce expenditures where possible to converse cash while it focuses its efforts to execute its business plan.

Our net loss and loss per share during the three month period ended August 31, 2014 was $169,271 or $0.00 per share compared to a net loss and loss per share of $288,316 or $0.00 per share during the three month period ended August 31, 2013. The weighted average number of shares outstanding was 168,476,221 for the three months ended August 31, 2014 and 164,252,396 for the three months ended August 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014 our current assets were $2,943,416 and our current liabilities were $1,148,944, which resulted in a working capital of $1,794,472. As of August 31, 2014, current assets were comprised of: (i) $2,933,650 in cash; (ii) $8,731 in local tax receivable; and (iii) $1,035 in prepaid expense. As of August 31, 2014, current liabilities were comprised of: (i) $69,040 in accounts payable and accrued expenses (ii) $73,725 of marketable securities sold short and (iii) $1,006,177 of notes payable to a related party.

As of August 31, 2014, our total assets were $2,943,416 comprised entirely of current assets. The increase in total assets during was primarily due to the cash proceeds from the notes payable to a related party.

As of August 31, 2014, our total liabilities were comprised entirely of current liabilities. The increase in liabilities during the period was primarily due to an increase in debt in the form of a note payable to a related party.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three months ended August 31, 2014, net cash flows used in operating activities was $124,856 compared to $291,489 used during the three months ended August 31, 2013.

Cash Flows from Investing Activities

For the three months ended August 31, 2014, cash flows from investing activities comprised of proceeds on the sale of securities $2,449,408 and the purchase of securities in the amount of $2,807,319. There were no cash flows from investing activities for the three months ended August 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three months ended August 31, 2014 net cash flows provided from financing activities was $953,879 consisting proceeds from related party loans. During the three months ended August 31, 2014, cash flow from financing activities consisted of proceeds from the exercise of warrants in the amount of $60,000, and proceeds from related party loans in the amount of $57,650.

As of August 31, 2014, we had cash of $2,933,650. This represented an increase from May 31, 2014, at which time we had cash in the amount of $2,475,413. We also own property and equipment with a cost of $31,060 which consists of computer equipment, office furniture and equipment and leasehold improvements (which are fully amortized). As at August 31, 2014, $2,000,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. We may have additional finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

MATERIAL COMMITMENTS

Effective on May 21, 2014, the Company authorized and approved the execution of that certain loan agreement dated May 21, 2014 between the Company and its Chief Executive Officer, Peter George ("George") in the principal amount of $50,000 (the "$50,000 Loan Agreement"). Effective July 24, 2014, the Company authorized and approved the execution of a second loan agreement dated July 24, 2014 with George in the principal amount of $950,000 (the "$950,000 Loan Agreement"), and collectively, the "Loan Agreements").

The Loan Agreements are unsecured and accrue interest at an annual rate of 5% on the unpaid balances. The Company will pay all principal and accrued interest thirteen months from the date of execution of either the $50,000 Loan Agreement or the $950,000 Loan Agreement. Any prior payments shall be applied first to interest and then to principal. The Company may at any time during the term of the Loan Agreements redeem the respective loan by providing a five day notice to George that the Company intends to redeem. Payment of principal and interest will be calculated from the date of execution to date of redemption notice.

Lastly, the Loan Agreements provide that George may convert all or part of the loan, including principal and accrued interest, into shares of Series B preferred stock at a per share price of $0.20. In the event that neither the Company has redeemed the Loan Agreements nor George has converted the Loan Agreements, there shall be an automatic conversion of the Loan Agreements into shares of the Series B preferred stock. The conversion price per share shall be the lowest trading price of the Company's shares on the OTCQB by using the lowest share price of the preceding five business days prior to the termination date of the Loan Agreement with a minimum price of $0.20.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2014.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

AUDIT COMMITTEE

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

Director Nominations

There have been no changes in the quarter ended August 31, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

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

No securities issued during the quarter.

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

EPCYLON TECHNOLOGIES, INC.

Date: October 13, 2014	By:	/s/ Peter George
		Name:	Peter George

		Title:	Chief Executive Officer and
Director
(Principal Executive Officer)

Date: October 13, 2014	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer