Form 10-Q
period 2014-11-30
Epcylon Technologies, Inc.
filed 2015-01-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

EPCYLON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	27-0156048
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

34 King Street E, Suite 1010
Toronto, Ontario
Canada M5C 2X8
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
Yes [X]      No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes[ ] No[X] Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 9, 2015
Common Stock, $0.001	168,476,221

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

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc.)
Consolidated Balance Sheets

	November 30, 2014	May 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,300,499	$2,475,413
Local tax receivable	17,114	3,241
Prepaid expense	3,000	2,580
TOTAL CURRENT ASSETS	3,320,613	2,481,234
Property and equipment, net	34,927	-
TOTAL ASSETS	$3,355,540	$2,481,234

LIABILITIES and STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 3)	$54,920	$59,504
Securities sold not yet purchased (note 4)	769,522	398,985
Notes payable - related party (note 5 & 7)	1,018,639	46,125
CURRENT LIABILITIES AND TOTAL LIABILITIES	1,843,081	504,614

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 and 164,125,222 issued and outstanding as of November 30, 2014 and May 31, 2014	16,846	16,846
Series A Preferred shares, par value $0.0001 15,000,000 shares authorized 10,000,000 shares issued and outstanding (note 6)	1,000	1,000
Additional paid-in capital	8,382,459	8,382,459
Other comprehensive loss	(36,072)	(4,624)
Accumulated deficit	(6,851,774)	(6,419,061)
TOTAL STOCKHOLDERS' EQUITY	1,512,459	1,976,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,355,540	$2,481,234

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc.)
Consolidated Income statements
(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

REVENUE	$4,443	$1,114	$7,276	$1,477

EXPENSES
General and administrative expenses	170,247	79,081	303,660	364,398

OPERATING LOSS	(165,804)	(77,967)	(296,384)	(362,921)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(11,612)	(3,356)	(17,652)	(6,718)
Realized gain on marketable securities	232,782	0	180,413	0
Unrealized loss on marketable securities	(311,163)	0	(291,445)	0
Write off of note receivable from related party	0	(15,500)	0	(15,500)
Loss of foreign exchange	(7,644)	0	(7,644)	0
NET LOSS ATTRIBUTABLE TO EPCYLON	$(263,441)	$(96,823)	$(432,712)	$(385,139)

Net loss per common share	($0.00)	($0.00)	($0.00)	($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	164,338,337	168,476,221	164,338,337

COMPREHENSIVE LOSS
Net Loss	$(263,441)	$(96,823)	$(432,712)	$(385,139)

Foreign currency translation adjustment	(18,571)	-	(31,448)	-
NET COMPREHENSIVE LOSS	$(282,012)	$(96,823)	$(464,160)	$(385,139)

Epcylon Technologies Inc. (formerly Mobile Integrated Systems Inc.)
Consolidated Cash flow statement
For the six months ended November 30, 2014
(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	November 30, 2014	November 30, 2013
OPERATING ACTIVITIES:
Net loss	$(432,712)	$(385,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,517	974
Realized trading gains	(180,413)	-
Unrealized loss on marketable securities	291,445	-
Imputed Interest	-	6,718
Adjustment to deficit balance	-	(13,592)
Changes in operating assets and liabilities:
Prepaid expenses	(420)	43,513
Local tax receivable	(13,873)	(9,547)
Accounts payable and accrued liabilities	14,055	(30,366)
NET CASH USED IN OPERATING ACTIVITIES	(320,401)	(387,439)

INVESTING ACTIVITIES:
Acquisition of property & equipment	(36,445)	-
Purchases of securities	(33,282,854)
Proceeds from sale of securities	33,542,359	-
NET CASH USED IN INVESTING ACTIVITIES	223,060	-

FINANCING ACTIVITIES:
Cancellation of shares	-	-
Proceeds from issuance of common stock	-	60,000
Proceeds from related party loans	953,875	157,188
NET CASH PROVIDED BY INVESTING ACTIVITIES	953,875	217,188
Effect of exchange rates on cash	(31,448)	(538)

INCREASE (DECREASE) IN CASH	825,086	(170,789)
CASH - BEGINNING OF PERIOD	2,475,413	180,955
CASH - END OF PERIOD	$3,300,499	$10,166

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.) – A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 5, 2014. The results of operations for the three and six months ended November 30, 2014 are not indicative of results for the full fiscal year or any other period.

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

Since inception the Company has been engaged in organizational activities, has been developing its business model and software platforms. The Company has not earned any material revenue from operations, other than a onetime payment for a mobile application in a prior year. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in authoritative guidance issued by the Financial Accounting Standards Board. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30,	May 31,
	2014	2014
Legal	$19,051	$19,051
Audit	7,500	15,000
Consulting	13,560	9,040
General and administrative	14,809	16,413
Total	$54,920	$59,504

NOTE 4– SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at November 30, 2014 securities at market value were as follows:

Fair value
Options sold short	$769,522

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 5 – NOTES PAYABLE –RELATED PARTY

	November 30,	May 31,
	2014	2014
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due June 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 7)	$50,000	$46,125
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due July 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 7)	950,000	-
Accrued interest	18,639
	$1,018,639	$46,125

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

The Company accrued interest expense of $18,639 and $12,465 for the related party loan referred to above for the three months ended August 31, 2014 and 2013, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIENCY – continued

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

The Company recognized the difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion as a beneficial conversion feature. This Beneficial Conversion Feature of $266,666 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series A Preferred Stock is immediately convertible at the option of the holder, a deemed dividend of $266,666 to the Series A Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend

Series B Preferred Stock

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three and six months ended November 30, 2014 as compared to the results of operations for the three and six months ended November 30, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Six Month Period Ended November 30, 2014 Compared to the Six Month Period Ended November 30, 2013

Our net loss for the six month period ended November 30, 2014 was $432,712 compared to a net loss of $385,139 for the six month period ended November 30, 2013. We generated revenue from our Stealth trading platform in the amount of $7,276 compared to $1,477 for the six months ended November 30, 2013.

During the six months ended November 30, 2014 we incurred operating expenses of $303,660 compared to $364,398 incurred during the six months ended November 30, 2013. The reduction of operating expenses was primarily due to the decrease in consulting fees. Consulting fees decreased by $62,000 compared to the six months ended November 30, 2013. The main reason for the higher expense in 2013 was that during 2013, consulting fees included a monthly expense of $9,833 for corporate development and strategic planning. This expense concluded October 2013.

We also had a net interest expense on related party loans of $17,652 (2013 - $6,718), realized trading gains of $180,413 (2013 – $nil), and unrealized loss on securities sold short of $291,445 (2013 – $nil), and a foreign exchange loss of $7,644 (2013 – $nil).

General and administrative expenses reduced as management made an effort to reduce expenditures where possible to conserve cash while focusing its efforts on executing its business plan. These expenses consisted of payroll, consultants, legal, rent, office expenses, transfer agent, filing fees and travel.

Our net loss and loss per share during the six month period ended November, 2014 was $432,712 or $0.00 per share compared to a net loss and loss per share of $385,139 or $0.00 per share during the six month period ended November 30, 2013. The weighted average number of shares outstanding was 168,476,221 for the six months ended November 30, 2014 and 164,338,337 for the six months ended November 30, 2013.

Three Month Period Ended November 30, 2014 Compared to the Three Month Period Ended November 30, 2013

Our net loss for the three month period ended November 30, 2014 was $263,414 compared to a net loss of $96,823 during the three month period ended November 30, 2013. We generated revenue from our Stealth trading platform in the amount of $4,443 compared to $1,114 for the three months ended November 30, 2013.

During the three months ended November 30, 2014 we incurred operating expenses of $170,247 compared to $79,081 incurred during the three months ended November 30, 2013. The increase in operating expenses during the quarter was due to an increase in payroll, systems development, and legal. The Company had more funds available in the current quarter to help advance its business plan, and required additional staff and systems developers. Legal increased as the company incurred expenses related to listing on an additional stock exchange and required the support of its legal advisors.

We also had a net interest expense on related party loans of $11,612 (2013 - $3,356), realized trading gains of $232,782 (2013 – $nil), and unrealized loss on securities sold short of $311,163 (2013 – $nil), and a foreign exchange loss of $7,644 (2013 – $nil).

General and administrative consisted of payroll, consultants, legal, rent, office expenses, transfer agent, filing fees and travel.

Our net loss and loss per share during the three month period ended November, 2014 was $263,441 or $0.00 per share compared to a net loss and loss per share of $96,823 or $0.00 per share during the three month period ended November 30, 2013. The weighted average number of shares outstanding was 168,476,221 for the three months ended November 30, 2014 and 164,338,337 for the three months ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014 our current assets were $3,320,613 and our current liabilities were $1,843,081, which resulted in a working capital of $1,477,532. As of November 30, 2014, current assets were comprised of: (i) $3,300,499 in cash; (ii) $17,114 in local tax receivable; and (iii) $3,000 in prepaid expense. As of November 30, 2014, current liabilities were comprised of: (i) $54,920 in accounts payable and accrued expenses (ii) $769,522 of marketable securities sold short and (iii) $1,018,639 of notes payable to a related party.

As of November 30, 2014, our long term assets were $34,927 comprised entirely of equipment and leasehold improvements. The increase in total assets during was primarily due to the cash proceeds from the notes payable to a related party.

As of November 30, 2014, our total liabilities were comprised entirely of current liabilities. The increase in liabilities during the period was primarily due to an increase in debt in the form of a note payable to a related party, and the increase in the liability for marketable securities sold short.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six months ended November 30, 2014, net cash flows used in operating activities was $320,401 compared to $387,439 used during the six months ended November 30, 2013.

Cash Flows from Investing Activities

For the six months ended November 30, 2014, cash flows from investing activities comprised of proceeds on the sale of securities $33,542,359, the purchase of securities in the amount of $33,282,854 and the cost of equipment and leasehold improvements of $36,445. There were no cash flows from investing activities for the six months ended November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended November 30, 2014 net cash flows provided from financing activities was $953,875 consisting proceeds from related party loans. During the six months ended November 30, 2013, cash flow from financing activities consisted of proceeds from the exercise of warrants in the amount of $60,000, and proceeds from related party loans in the amount of $157,188.

As of November 30, 2014, we had cash of $3,300,499. This represented an increase from May 31, 2014, at which time we had cash in the amount of $2,475,413. We also own leasehold improvements and equipment with a book value of $34,927 which consists of computer equipment, office furniture and equipment and leasehold improvements. As at November 30, 2014, $2,000,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

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

Working Capital

While we do have in-place working capital to fund normal business activities, we are actively seeking private financing in the amount of $1,000,000.

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

Subsequent to the end of the quarter, the Company entered in to a 5 year lease for office space. The lease has minimum annual payments of $32,325 for year one, $34,480 for year two, and $36,635 for year’s three to five.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2014.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Director Nominations

There have been no changes in the quarter ended November 30, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Effective on January 12, 2015, our Board of Directors accepted the resignation of Loris Macor as a member of the Board of Directors. Mr. Macor has not expressed any disagreement with us on any matter relating to our operations, policies or practices. Therefore, as of the date of this Quarterly Report, our Board of Directors consists of the following members: Peter George, Cato Kemmler, Doug Mackay and Todd Halpern.

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

EPCYLON TECHNOLOGIES, INC.

Date: January 13, 2015	By:	/s/ Peter George
		Name:	Peter George

		Title:	Chief Executive Officer andDirector
(Principal Executive Officer)

Date: January 13, 2015	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)