Form 10-Q
period 2015-02-28
Epcylon Technologies, Inc.
filed 2015-04-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 1, 2015
Common Stock, $0.001	168,476,221

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

Epcylon Technologies Inc. (Formerly Mobile Integrated
Systems Inc.)
Consolidated Balance Sheets

	February 28, 2015	May 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,697,484	$2,475,413
Local tax receivable	25,227	3,241
Prepaid expense	6,817	2,580
TOTAL CURRENT ASSETS	2,729,528	2,481,234
Property and equipment, net	36,166	-
TOTAL ASSETS	$2,765,694	$2,481,234

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 3)	$46,465	$59,504
Securities sold not yet purchased (note 4)	288,863	398,985
Notes payable - related party (note 5 & 7)	1,019,952	46,125
CURRENT LIABILITIES AND TOTAL LIABILITIES	1,355,280	504,614

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 and 168,476,221 issued and outstanding as of February 28, 2015 and May 31, 2014	16,846	16,846
Series A Preferred shares, par value $0.0001 15,000,000 shares authorized 10,000,000 shares issued and outstanding (note 6)	1,000	1,000
Additional paid-in capital	8,382,459	8,382,459
Other comprehensive loss	(69,269)	(4,624)
Accumulated deficit	(6,920,622)	(6,419,061)
TOTAL STOCKHOLDERS' EQUITY	1,410,414	1,976,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,765,694	$2,481,234

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc.)
Consolidated Statements of Comprehensive
Income (loss)
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

REVENUE	$2,824	$1,824	$10,100	$3,300

EXPENSES
General and administrative expenses	135,334	(25,451)	438,992	354,447

OPERATING INCOME (LOSS)	(132,510)	27,275	(428,892)	(351,147)

OTHER INCOME (EXPENSE)
Interest expense, net	(13,098)	0	(30,750)	(6,718)
Realized gain (loss) on marketable securities	(68,392)	0	112,021	0
Unrealized gain (loss) on marketable securities	109,544	0	(181,901)	0
Gain of forgiveness of debt	0	200,705	0	200,705
Loss of foreign exchange	35,605	0	27,961	0

NET INCOME (LOSS)	$(68,851)	$227,980	$(501,561)	$(157,160)

COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$(68,851)	$227,980	$(501,561)	$(157,160)
Foreign currency translation adjustment	(37,821)	-	(69,269)	-
NET COMPREHENSIVE INCOME (LOSS)	$(106,672)	$227,980	$(570,830)	$(157,160)

Net income (loss) per common share	($0.00)	$0.00	($0.00)	($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	164,425,222	168,476,221	164,366,980

Epcylon Technologies Inc. (formerly Mobile Integrated Systems Inc.)
Consolidated Cash flow statement
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2015	February 28, 2014
OPERATING ACTIVITIES:
Net loss	$(501,561)	$(157,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,041	923
Realized trading gains	(112,021)	-
Unrealized loss on marketable securities	181,901	-
Gain on forgiveness of debt	-	(200,705)
Imputed Interest	-	6,718
Adjustment to deficit balance	-	(13,592)
Changes in operating assets and liabilities:
Prepaid expenses	(4,237)	51,666
Local tax receivable	(21,986)	(11,734)
Accounts payable and accrued liabilities	6,912	(92,004)
NET CASH USED IN OPERATING ACTIVITIES	(446,951)	(415,888)

INVESTING ACTIVITIES:
Acquisition of property & equipment	(32,125)	-
Purchases of securities	(42,517,228)	-
Proceeds from sale of securities	42,329,145	-
NET CASH USED IN INVESTING ACTIVITIES	(220,208)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	60,000
Proceeds from related party loans	953,875	182,188
NET CASH PROVIDED BY INVESTING ACTIVITIES	953,875	242,188
Effect of exchange rates on cash	(64,645)	(377)

INCREASE (DECREASE) IN CASH	222,071	(174,077)
CASH - BEGINNING OF PERIOD	2,475,413	180,955
CASH - END OF PERIOD	$2,697,484	$6,878

EPCYLON TECHNOLOGIES, INC.
(formerly known as Loto Inc., formerly known as Mobile Integrated Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 5, 2014. The results of operations for the three and nine months ended February 28, 2015 are not indicative of results for the full fiscal year or any other period.

Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are engaged through its Stealth branded products, in the business of researching, developing and commercializing proprietary algorithmic securities trading systems. The Company uses its Stealth trading system to trade securities with some of its existing excess capital. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organization and government regulated lotteries. On July 29, 2013, the Company changed its name from Mobile Integrated Systems Inc., to Epcylon Technologies Inc. The Company trades on the OTCQX under the symbol PRFC.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied in the preparation of the interim consolidated financial statements are consistent with those followed in the preparation of the Company’s May 31, 2014 annual financial statements.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28,	May 31,
	2015	2014
Legal	$19,051	$19,051
Audit	10,000	15,000
Consulting	16,495	9,040
General and administrative	919	16,413
Total	$46,465	$59,504

NOTE 4– SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at February 28, 2015 securities at market value were as follows:

Fair value
Options sold short	$288,863

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 5 – NOTES PAYABLE –RELATED PARTY

	February 28,	May 31,
	2015	2014
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due June 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 6 & 7)	$50,000	$46,125
Note payable due to related party (the Chief Executive Officer) with interest payable at 5% per annum, due July 21, 2015, unsecured. The note is convertible in to series B preferred stock. (see note 6 & 7)	950,000	-
Accrued interest	19,952
	$1,019,952	$46,125

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

The Company incurred interest expense of $30,828 (2013 – $nil) for the related party loan referred to above for the nine months ended February 28, 2015 and 2014, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On March 27, 2014, the Company issued 3,450,999 common shares to settle the related party notes payable.

On April 3, 2014, the Company amended its articles increasing the authorized capital to create 15,000,000 shares of preferred stock, par value $0.001.

NOTE 6 – STOCKHOLDERS’ EQUITY – continued

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

The holder of the Series B Preferred Stock shall at their option convert the shares of Series B Preferred Stock into shares of common stock on a one preferred share for one common share basis. The Corporation may, by providing a five day notice to the holder of the Series B Preferred Shares, redeem such Series B Preferred Shares at a redemption price of $0.20 per share. In the event of receipt of the Notice of Redemption by the holder of the Series B Preferred Shares, the holder shall have five business days from date of receipt to convert into shares of common stock. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of Series B Preferred Stock held.

NOTE 6 – STOCKHOLDERS’ DEFICIENCY – continued

The shares of Series B Preferred Stock shall not have any rights, preferences, privileges or voting powers or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or as provided by applicable law.

The Designation provides for further rights and preferences as defined. The Company has not issued any Series B preferred stock as of February 28, 2015.

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

Borrowings under the Loan Agreements are unsecured and accrue interest at an annual rate of 5% on the unpaid balances. The Company will pay all principal and accrued interest thirteen months from the date of execution of either the $50,000 Loan Agreement or the $950,000 Loan Agreement. Any prior payments shall be applied first to interest and then to principal. The Company may at any time during the term of the Loan Agreements redeem the respective loan by providing a five day notice to George that the Company intends to redeem. Payment of principal and interest will be calculated from the date of execution to date of redemption notice.

In addition, the Loan Agreements provide that George may convert all or part of the loan, including principal and accrued interest, into shares of Series B preferred stock at a per share price of $0.20. In the event that neither the Company has redeemed the Loan Agreements nor George has converted the Loan Agreements, there shall be an automatic conversion of the Loan Agreements into shares of the Series B preferred stock. The conversion price per share shall be the lowest trading price of the Company's shares on the OTCQB by using the lowest share price of the preceding five (5) business days prior to the termination date of the Loan Agreement with a minimum price of $0.20.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in the state of Nevada on April 22, 2009, our subsidiary Omega Smartbuild Americas Inc. was incorporated in the province of Ontario, and our subsidiary Mobilotto was incorporated in the province of Ontario in September 2008. On May 13, 2009, we acquired all of the issued and outstanding shares of Mobilotto, including all of the intellectual property of the mobile lottery software application (the "MOBI Products"). We have continued to develop our mobile lottery software. We are also marketing our Stealth Trader software as well as completed the development of the Colony Auto-Trader.

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

DESCRIPTION OF BUSINESS

Epcylon is a financial technology company, based in Toronto, Ontario that develops proprietary software platforms for the financial industry, specializing in the capital markets vertical. Epcylon’s vision is to enable profitable trading for everyone. It will achieve this vision through its mission statement of providing financial freedom and a higher standard of living by developing empowering tools that make trading easier.

We are marketing the acquired Stealth Trader software through various distribution channels. The software is an intelligence-based system that predicts future behavior of securities among various asset classes, including equities, options, futures, currencies, and exchange-traded funds (ETFs). We will be licensing our financial software to financial institutions and individuals as a source of revenue. Our financial software is also distributed through online resellers and affiliates.

The Stealth Trader software platform has been commercialized for both institutional traders and retail traders. Stealth Trader is an approved Bloomberg App Portal available on Bloomberg terminals worldwide. We are currently in negotiations to distribute the Stealth Trader platform to various institutions through integration of their internal technologies.

Stealth Trader is a mathematical and cognitive psychology based market visualization instrument that filters complex market information to explicitly depict the sentiment and perception of market participants through the electronic order book.

In addition to Stealth Trader, is the completion of the Colony Auto-Trader (“Colony”). The Colony is a fully automated trading system that does not involve human interaction other than for system risk management.

STEALTH TRADER SOFTWARE

Stealth Trader is the first real-time and revolutionary market sentiment and traders' perception cockpit based on a unique algorithm that analyzes the bid ask flow rate and other trading activities for a given security.

Stealth Trader quantitatively measures tick-by-tick changes throughout the trading day in the electronic order book of any security that trades with an electronic order book.

Stealth Trader uniquely presents current market information using the flow rate of buy/sell orders placed in real time by all traders on the Exchange Electronic Trading Book. These orders are weighted by their proximity to Inside Bid/Ask levels, their size, and the time elapsed since the order origination.

Stealth Trader provides information, in a proprietary format, that a trader requires and provides in a way enabling the trader to draw instant and accurate conclusions than he would otherwise derive based on charting and other indicators.

Stealth Trader is well positioned to execute on this objective.

Competitive Advantages of Stealth Trader:

  First real-time market sentiment and perception indicator for financial markets.
  Game-changing tool that empowers traders, giving them a competitive advantage.
  Interface designed to quickly process complex data to enable faster trading decisions.
  Identifies optimum entry and exit points for securities across multiple asset classes.
  Chart-free trading tool that eliminates the noise and indecisions from lagging indicators.
  Applicable for all securities in any financial market.

Our three (3) core packages as part of offering the Stealth Trader platform include - Stealth Trader – Basic, Stealth Trader - Professional, and Stealth Trader - Ultimate. These core products will be augmented with additional products and services that will include but not be limited to the following:

  Monthly subscription to a market newsletter including a daily trade sheet.
  A comprehensive education program for new, intermediate, and experienced traders based on auction logic and our proprietary methodologies.
  A live trade room with real time market analysis and trading ideas.
  An alert service for trades via the mobile application, email, and text.
  Trading workshops.
  Shadow Trading Accounts.

  Creation of an affiliate and reseller channel consisting of ambassadors and champions using our trading methodology and education curriculum.

Stealth Trader was recently launched in early March, 2015 with customers previously licensing our software through the monthly subscription model.

THE COLONY AUTO-TRADER

The Colony Auto-Trader (“Colony”) is an intelligence-based proprietary and automated trading algorithm that trades securities intraday by exploiting market inefficiencies through the use of complex mathematics/statistics. The Colony can be used to successfully trade securities across various asset classes including equities, options, futures, currencies, fixed income, and exchange-traded funds. It is a perfectly scalable trading platform that can trade securities on multiple markets globally.

The Colony platform can be used for any capital market around the world provided securities traded satisfy minimum scanning/filtering requirements (i.e., volatility, narrow bid-offer spreads, daily volume thresholds, liquidity). The Colony maximizes profits through speed of execution and automation.

The Colony does not involve human interaction to generate trades; instead, it automatically executes trades based on previously established filters. It has capacity of trading up to two-thousand (2,000) securities, while operational optimization and effectiveness is limited to 40-60 securities for a given capital market, on any given trading day. Although the Colony eliminates the need for human decision-making, it does require a human to manage various risks throughout the day. A risk manager will be overseeing the Colony on a daily basis to ensure its performance is continually optimized.

Epcylon will establish a discretionary trading fund either within Epcylon or as a separate and independent entity. The goal is to use the fund to trade multiple capital markets, across multiple asset classes, in multiple time zones, while exploiting intraday inefficiencies in securities prices.

The Colony is not available to the public and is strictly used for internal purposes to generate revenue for the Company.

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

We will provide lottery operators worldwide with a complete solution to enable consumers to play lottery and other games of chance and skill via mobile devices. For the players, the solution makes mobile-play much more exciting and convenient compared to paper ticket play. For the operator, MOBI can deploy in 60 days, without capital costs, and expand revenues by reaching mobile savvy players and analytically-enriched in-game marketing.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three and nine months ended February 28, 2015 as compared to the results of operations for the three and nine months ended February 28, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We may require additional capital to meet our long-term operating requirements. Additional capital could be raised through, among other things, the sale of equity or debt securities.

Nine Month Period Ended February 28, 2015 Compared to the Nine Month Period Ended February 28, 2014

Our net loss for the nine month period ended February 28, 2015 was $501,561 compared to a net loss of $157,160 for the nine month period ended February 28, 2014. We generated revenue from our Stealth trading platform in the amount of $10,100 compared to $3,300 for the nine months ended February 28, 2014.

During the nine months ended February 28, 2015 we incurred operating expenses of $438,992 compared to $526,123 incurred during the nine months ended February 28, 2014. The $526,123 in general expenses from the prior period was offset by a reversal of accrued liabilities in the amount of $171,676, bringing the net amount to $354,447.

We also had a net interest expense on related party loans of $30,750 (2014 - $6,718), realized trading gains of $112,021 (2014 – $nil), unrealized loss on securities sold short of $181,901 (2014 – $nil), and a foreign exchange gain of $27,961 (2014 – $nil). During the nine months ended February 28, 2014, some of the Company’s creditors agreed to write off amounts owing to them. This created a gain on forgiveness of debt in the prior period in the amount of $200,705.

During the nine months ended February 28, 2015, the Company focused on executing its business plan to bring the Company from a research and development technology company, to commercializing its products. In order to achieve this goal, general and administrative expenses increased through the quarter, as the Company hired additional staff and consultants to help achieve this from both a technological and marketing standpoint. General and administrative expenses include payroll, consultants, legal, rent, office expenses, transfer agent, filing fees and travel.

Our net loss and loss per share during the nine months ended February 28, 2015 was $$501,561 or $0.00 per share compared to a net loss and loss per share of $157,160 or $0.00 per share during the nine month period ended February 28, 2014. The weighted average number of shares outstanding was 168,476,221 for the nine months ended February 28, 2015 and 164,366,980 for the nine months ended February 28, 2014.

Three Month Period Ended February 28, 2015 Compared to the Three Month Period Ended February 28, 2014

Our net loss for the three month period ended February 28, 2015 was $68,851 compared to a net income of $227,980 during the three month period ended February 28, 2014. We generated revenue from our Stealth trading platform in the amount of $2,824 compared to $1,824 for the three months ended February 28, 2014.

Net income in the prior period was the result of some of the Company’s creditors agreeing to write off amounts owing to them. This created a gain on forgiveness of debt in the amount of $200,705.

During the three months ended February 28, 2015 we incurred operating expenses of $135,334 compared to $146,225 incurred during the three months ended February 28, 2014. The $146,225 of general expenses from the prior period were offset by a reversal of accrued liabilities in the amount of $171,676, bringing the net amount to $(25,451).

During the three months months ended February 28, 2015, the Company continued to focus on bringing the Company from a research and development technology company, to commercializing its products, thus increasing general and administrative operating costs. The Company hired additional staff and consultants to help achieve this from both a technological and marketing standpoint. General and administrative expenses include payroll, consultants, legal, rent, office expenses, transfer agent, filing fees, insurance and travel.

We also had a net interest expense on related party loans of $13,098 (2014 - $nil), realized trading losses of ($68,392) (2014 – $nil), unrealized gains on securities sold short of $109,544 (2014 – $nil), and a foreign exchange gain of $35,605 (2014 – $nil).

Our net loss and loss per share during the three month period ended February 28, 2015 was $68,851 or $0.00 per share compared to a net income and income per share of $227,980 or $0.00 per share during the three month period ended February 28, 2014. The weighted average number of shares outstanding was 168,476,221 for the three months ended February 28, 2015 and 164,425,222 for the three months ended February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015 our current assets were $2,729,528 and our current liabilities were $1,355,280, which resulted in a working capital of $1,374,248. As of February 28, 2015, current assets were comprised of: (i) $2,697,484 in cash; (ii) $25,227 in local tax receivable; and (iii) $6,817 in prepaid expense. As of February 28, 2014, total and current liabilities were comprised of: (i) $46,465 in accounts payable and accrued expenses (ii) $288,863 of marketable securities sold short and (iii) $1,019,952 of notes payable to a related party.

As of February 28, 2015, our long term assets were $36,166 comprised entirely of equipment and leasehold improvements. The increase in total assets during was primarily due to the cash proceeds from the notes payable to a related party.

As of February 28, 2015, our total liabilities were comprised entirely of current liabilities. The increase in liabilities during the period was primarily due to an increase in debt in the form of a note payable to a related party, net of the decrease in the liability for marketable securities sold short.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine months ended February 28, 2015, net cash flows used in operating activities was $446,951 compared to $415,888 used during the nine months ended February 28, 2014.

Cash Flows from Investing Activities

For the nine months ended February 28, 2015, cash used in investing activities comprised the purchase of securities in the amount of $42,517,228 and the cost of equipment and leasehold improvements of $32,125, net of proceeds on the sale of securities $42,329,145,. There were no cash flows from investing activities for the nine months ended February 28, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine months ended February 28, 2015 net cash flows provided from financing activities was $953,875 consisting proceeds from related party loans. During the nine months ended February 28, 2014, cash flow from financing activities consisted of proceeds from the exercise of warrants in the amount of $60,000, and proceeds from related party loans in the amount of $182,188.

As of February 28, 2015, we had cash of $2,697,484. This represented an increase from May 31, 2014, at which time we had cash in the amount of $2,475,413. We also own leasehold improvements and equipment with a book value of $36,166 which consists of computer equipment, office furniture and equipment and leasehold improvements. As at February 28, 2015, $2,000,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

CURRENT OUTLOOK

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, sales distribution and marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures and the expansion of our business, through cash flow provided by operations.

Existing working capital, further advances and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. We may have additional financial expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

We expect to hire more staff in the areas of product development, customer support, sales, marketing, and risk management. Additional staff are critical as we scale our products and continually add new and innovative features to our product suite to enhance the customer experience.

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.	Completion of the patent and trademark registrations.

2.	Bolstering our online CPC marketing campaign, while also recruiting and supporting credible resellers and affiliates.

3.	Completion of the systems development and testing to ensure we have robust products.

4.	Develop new and innovative features to our Stealth Trader platform while identifying additional channels to profitably distribute Stealth Trader.

5.	Develop simplified and robust professional training & development programs to teach users to effectively use Stealth Trader.

6.	To monetize the Colony Auto-Trader through development of a fund structure by generating monthly positive expectancy results.

7.	Spin out MobiLotto as a separate and independent entity of Epcylon to unlock shareholder value.

Working Capital

We do have in-place working capital to fund normal business activities, and are not actively seeking any source of funding.

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

Lastly, the Loan Agreements provide that George may convert all or part of the loan, including principal and accrued interest, into shares of Series B preferred stock at a per share price of $0.20. In the event that neither the Company has redeemed the Loan Agreements nor George has converted the Loan Agreements, there shall be an automatic conversion of the Loan Agreements into shares of the Series B preferred stock. The conversion price per share shall be the lowest trading price of the Company's shares on the OTCQX by using the lowest share price of the preceding five business days prior to the termination date of the Loan Agreement with a minimum price of $0.20.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2015.

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

AUDIT COMMITTEE

Our audit committee consists of Todd Haplern. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Todd Halpern is the audit committee’s financial expert. Our Board of Directors has determined that Mr. Halpern experience qualify him for such position. The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Halpern is one of our two independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the quarter ended February 28, 2015 to the procedures by which security holders may recommend nominees to our board of directors.

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

Effective on March 10, 2015, our Board of Directors accepted the resignation of Peter George as Chief Executive Officer and a member of the Board of Directors. Mr. George has not expressed any disagreement with us on any matter relating to our operations, policies or practices.

Effective March 10, 2015, our Board of Directors accepted the consent of Mr. Jack Bensimon as our new Chief Executive Officer.

Effective April 1, 2015, our Board of Directors elected Mr. Jack Bensimon as a Board Director.

Therefore, as of the date of this Quarterly Report, our Board of Directors consists of the following members: Jack Bensimon, Cato Kemmler, Doug Mackay and Todd Halpern.

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

Exhibit 10.17

Stock Option Agreement, by and between the Company and Alan Ralph, dated as of November 29, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10- Q, filed with the Securities and Exchange Commission on January 23, 2012.

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

EPCYLON TECHNOLOGIES, INC.

Date: April 13, 2015	By:	/s/ Jack Bensimon
		Name:	Jack Bensimon

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2015	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)