Form 10-K
period 2015-05-31
Epcylon Technologies, Inc.
filed 2015-09-14
CIK 1464766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File Number: 000-53770

EPCYLON TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-0156048
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

34 King Street East, Suite 1010
Toronto, Ontario, Canada M5C 2L9
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

Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,429,795 at November 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 168,476,221 shares issued at September, 10 2015.

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

ITEM 1:           DESCRIPTION OF BUSINESS

Introduction

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

We are marketing the acquired Stealth Trader software through various distribution channels. The software is an intelligence-based system that predicts future behavior of securities among various asset classes, including equities, options, futures, currencies, and exchange-traded funds (ETFs). We will be licensing our financial software to financial institutions and individuals as a source of revenue. Our financial software will also be distributed through online resellers and affiliates.

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

Designation of Series A Preferred Stock

On April 7, 2014, we filed a Designation of Series A preferred stock with the Nevada Secretary of State (the "Designation"), creating 10,000,000 shares of Series A preferred stock at $0.001 par value. The Designation provides for certain rights and preferences as follows:

(a)  The initial price of each share of Series A Preferred Stock shall be $0.20.

(b)  Any and all revenue earned on a quarterly basis as a result of investment of the funds in a restricted account shall, upon approval by our Board of Directors, be distributed on a quarterly basis to the holders of the Series A preferred stock in accordance with their proportionate equity holdings of Series A preferred stock within ten days from the end of such quarter (the "Earned Dividend"). The amount of such Earned Dividend shall be determined in accordance with the respective account management agreement entered into between us and the respective holder of the shares of Series A preferred stock. If we are to pay such Earned Dividend, the holder of the Series A preferred stock may elect to take payment of such Earned Dividend in the form of either cash or issuance of shares of common stock rather than a cash dividend. Such price per share shall be the average trading price of our shares on the OTCQB during the preceding five business days prior to payment of the Earned Dividend.

(c)  The holder of the Series A Preferred Stock shall at their option convert the shares of Series A Preferred Stock into shares of common stock on a one preferred share for 1.333333 common share basis.

(d)  We may by providing a five day notice to the holder of the Series A Preferred Shares redeem such Series A Preferred Shares at a redemption price of $0.20 per share plus all unpaid and accrued Earned Dividends. In the event of receipt of the Notice of Redemption by the holder of the Series A Preferred Shares, the holder shall have five business days from date of receipt to convert into shares of common stock.

(e)   Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock multiplied by 100. No further designations of preferred shares junior to the Series A Preferred Stock shall have voting rights equal to or higher than the Series A Preferred Stock without the 2/3's consent of all shares of Series A Preferred Stock issued and outstanding.

Designation of Series B Preferred Stock

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

(b)  Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, after any distribution or payment shall be made to the holders of any stock ranking senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to be paid out of our assets an amount equal to the subscription price (the "Series B Liquidation Amount"). After the payment of the full applicable Preference Value of each share of the Series B Preferred Stock as set forth herein, our remaining assets legally available for distribution, if any, shall be distributed ratably to the holders of our Common Stock. If upon any such liquidation, dissolution or winding up, our assets available for distribution to our stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full amount to which they shall be entitled under this subsection (a), the holders of shares of Series B Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. The amount deemed paid or distributed to the holders of our capital stock upon any such merger, consolidation, sale, transfer or other disposition shall be the cash or the value of the property, rights or securities paid or distributed to such holders by us or the acquiring person, firm or other entity.

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

(d)  We may by providing a five day notice to the holder of the Series B Preferred Shares redeem such Series B Preferred Shares at a redemption price of equal of the subscription price. In the event of receipt of the Notice of Redemption by the holder of the Series B Preferred Shares, the holder shall have five business days from date of receipt to convert into shares of common stock.

(e)   Each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock. No further designations of preferred shares junior to the Series B Preferred Stock shall have voting rights equal to or higher than the Series B Preferred Stock without the two-third's consent of all shares of Series B Preferred Stock issued and outstanding.

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

Stealth Trader is well positioned to execute on this objective.

Competitive Advantages of Stealth Trader:

•	First real-time market sentiment and perception indicator for financial markets.
•	Game-changing tool that empowers traders, giving them a competitive advantage.
•	Interface designed to quickly process complex data to enable faster trading decisions.
•	Identifies optimum entry and exit points for securities across multiple asset classes.
•	Chart-free trading tool that eliminates the noise and indecisions from lagging indicators.
•	Applicable for all securities in any financial market.

Our three (3) core packages as part of offering the Stealth Trader platform include - Stealth Trader – Basic Stealth Trader - Professional, and Stealth Trader - Ultimate. These core products will be augmented with additional products and services that will include but not be limited to the following:

•	Monthly subscription to a market newsletter including a daily trade sheet.
•	A comprehensive education program for new, intermediate, and experienced traders based on auction logic and our proprietary methodologies.
•	A live trade room with real time market analysis and trading ideas.
•	An alert service for trades via the mobile application, email, and text.
•	Trading workshops.
•	Shadow Trading Accounts.
•	Creation of an affiliate and reseller channel consisting of ambassadors and champions using our trading methodology and education curriculum.

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

7.	We provide full screen notification of lottery results.

8.	Our application icon resides on the mobile device and application upgrades are automatic.

9.	Our working demonstration models are developed and are currently operable for assessment by lottery operators.

Marketing Plan

The Competitive Risks Associated with Our Technology And Business

•	We are a development stage company, with limited resources to continue to develop our business;

•	Our lotto system still requires the software development of the player registration, financial settlement and player messaging components;

•	We will be dependent on third-party software development companies to develop the remaining components for our full feature system;

•	There is no assurance that our products will operate in the manner for which it is intended;

•	The cost of development and realization of the additional components to our software applications may be greater than we anticipate;

•	There is no assurance that our mobile lottery software will be certified for use by the Gaming Standards Association or lottery operators;

•	There is no assurance that we will be able to market and sell our software applications;

•	There is no assurance that our mobile lottery software will be acceptable to lottery operators; and

•	Larger suppliers in the industries that we operate who have more resources than we do could decide to enter the businesses and compete more effectively for market share.

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
  Active traders. Investors trading over 10 trades per month. This group of investors tends to be more self- directed and is less interested in advice. Occasionally, firms will define a fourth segment for those who trade hundreds of times per month. These “hyperactive traders” tend to consist of individuals who trade for a living or may trade on family accounts.

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

Consultant Agreements

Effective on January 30, 2015, our Board of Directors authorized and approved the execution of that certain statement of work (the "SOW") with Black Swan Diagnostics, Inc. ("Black Swan"), pursuant to which we engaged Black Swan to provide certain project consulting and implementation services (the "Consulting Services"). The Consulting Services to be provided by Black Swan shall include, but are not limited to, the following: (i) completion of custom-tailor products and services for our Stealth Trader Analytics division; (ii) implementation of risk management policies and procedures and a manual to mitigate trading risks and securities regulatory risk exposure for proprietary traders using the Stealth Trader Analytics; (iii) assistance with the Stealth Trader Analytics reseller program concerning pricing, distribution channels, partnerships, commissions or payouts and oversight of proper training and development of the Stealth Analytics platform; (iv) initiation of a public relations campaign to create brand awareness and positioning of the Stealth Trader Analytics; (v) assistance with our website including analysis concerning image, rebranding and video overhaul; and (vi) assistance with corporate presentations regarding capital raising, marketing and branding via private placements, trader recruitment, press releases, capital restructuring and investor related information. The Consulting Services shall be provided by Black Swan to us in three separate phases. Phase I shall basically focus on the initiation and implementation of the Stealth Trader Analytics reseller program. Phase II shall focus on the recruitment and training of qualified and competent traders who will learn the Stealth Trader Analytics systems from internal training and development resources provided by us. Phase III shall focus on preparation and completion of the risk management policies and procedures manual designed to mitigate trading risk for proprietary traders retained by us using the Stealth Trader Analytics system. Black Swan shall generally provide us with a weekly report summarizing the work completed during such phases, the status of work then in process, the status of any known problems or outstanding issues and the status of open change requests, in any.

The further terms and provisions of the SOW provide that we shall pay an approximate aggregate fee of $30,000 to Black Swan as consideration for the Consulting Services as follows: (i) $10,000 upon execution of the SOW; (ii) $10,000 in the second tranche due on March 6, 2015; and (iii) $10,000 in the third tranche due on May 1, 2015. As of the date of this Annual Report, we have paid $70,000 to Black Swan.

In the event of an alleged breach by either party, each party shall notify the other in writing of the other's alleged violation of a material provisions and each party shall have thirty calendar days from the date of receipt of such notice to affect a cure (the "Cure Period"). If the recipient of such notice fails to affect such cure with the Cure Period, then the other party shall have the option of sending a written notice of termination, which notice shall take effect upon receipt.

Employees

We currently have two full-time employees, two full-time contractors and one part-time contractor. We expect to hire additional full time employees as market conditions and resource needs dictate. We have engaged additional consultants for accounting, legal, and other part-time and occasional services.

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

As a development stage company, we have a capital deficiency and limited operating resources. From inception through May 31, 2015, the Company raised $5,107,478 in initial funding and private placements of restricted common stock. The money raised in the initial funding and our private placements will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products. The Company will need to raise additional capital as needed to operate as planned. Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition. Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model. Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

Implementation of additions or changes in third-party hardware and software platforms used to deliver our services may result in performance problems and may not provide additionally anticipated functionality, which could result in material and adverse effects on our ability to conduct business.

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

We will rely on third party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third party providers could materially and adversely affect our business and reputation with corresponding adverse effects upon the value of your investment in our Company.

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

We started to develop our lottery technology in 2008 and we have not yet commercially deployed our technology. We, therefore, have limited historical financial data related to our current business upon which to analyze operating expenses or forecast accurately our future operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects which may discourage trading in our stock with potential further adverse effect on the price of our stock.

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

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements. In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale. Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied. Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings. Any substantial sales of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

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

ITEM 1B:        UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2:           PROPERTIES

Our principal executive offices are located at 34 King Street East, Suite 1010, Toronto, Ontario, Canada M5C 2X8. At the present time, we do not own any real estate. We do not have any policies regarding investments in real estate, securities or other forms of property. The Company is obligated under a lease agreement through May, 2018 which provides for annual rentals, on a straight-line basis, of approximately $34,000. In addition, the Company will pay, as additional rent, its proportionate share of real estate taxes and certain operating expenses.

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

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCQB) under the symbol “PRFC”. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The information set forth below has been adjusted to reflect the Company’s five for one stock split on March 26, 2012. The Company’s shares trade on the Over-the-Counter Bulletin Board.

Common Stock
	High	Low
Quarter Ended August 31, 2015	.12	.05
Quarter Ended May 31, 2015	.18	.09
Quarter Ended February 28, 2015	.15	.09
Quarter Ended November 30, 2014	.18	.11
Quarter Ended August 31, 2014	.19	.12
Quarter Ended May 31, 2014	.28	.13
Quarter Ended February 28, 2014	.28	.10
Quarter Ended November 30, 2013	.15	.10
Quarter Ended August 31, 2013	.29	.13
Quarter Ended May 31, 2013	.20	.11
Quarter Ended February 29, 2013	.25	.16
Quarter Ended November 30, 2012	.30	.18
Quarter Ended August 31, 2012	.41	.20
Quarter Ended May 31, 2012	.32	.20
Quarter Ended February 28, 2012	.30	.20
Quarter Ended November 30, 2011	.58	.34
Quarter Ended August 31, 2011	.58	.40

Holders

As of September 10, 2015, there are 168,476,221 shares of common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Annual Report, we do not have any equity compensation plans authorized by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended May 31, 2015, there were no issuances of any common or preferred stock.

Redemption of Series A Preferred

Effective on June 1, 2015, our Board of Directors authorized the redemption of 750,000 shares of Series A preferred stock at a redemption price of $0.20 per share for aggregate amount of $150,000.

Previously, our Board of Directors authorized and approved the execution of that certain account management agreement dated April 29, 2014 (the "Account Management Agreement") with Four Seasons Trust (the "Investor"). In accordance with the terms and provisions of that certain non-U.S. subscription agreement (the "Subscription Agreement"), the Investor purchased 10,000,000 shares of Series A preferred stock at a per share price of $0.20 for aggregate proceeds of $2,000,000. Effective April 29, 2014, our Board of Directors approved and authorized the Subscription Agreement pursuant to which it issued an aggregate of 10,000,000 shares of Series A preferred stock to the Investor at $0.20 per share. In accordance with the rights and preferences of the Series A preferred stock, the Investor had at its option the ability to convert the shares of Series A Preferred Stock into shares of common stock on a one preferred share for 1.333333 common share basis. We could by providing a five day notice to the Investor redeem such Series A Preferred Shares at a redemption price of $0.20 per share plus all unpaid and accrued Earned Dividends. In the event of receipt of the notice of redemption by the holder of the Series A Preferred Shares, the Investor shall have five business days from date of receipt to convert into shares of common stock.

We tendered our notice of redemption to the Investor dated May 22, 2015, which provided that the Investor had five business days within which to elect to convert the shares to common stock. The Investor did not make such election and, therefore, on June 1, 2015, the Board of Directors authorized the redemption of 750,000 shares of the Series A preferred stock.
Therefore, as of the date of this Annual Report, we have 9,250,000 shares of Series A preferred stock that remain issued and outstanding.

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

Results of Operations

We have concentrated our efforts on developing our business strategy. We have been working on further developing the Stealth application to bring it to working models ready for demonstration for both our Stealth and Mobilotto applications. During the year the major developments were:

1.	Continuous upgrades of both Stealth Analytics, Stealth Professional, Back tester, and Robotic trading system.

Our mobile lottery software application has now been developed and tested, but we have derived only limited revenues from our technology. There is no guarantee that we will be able to successfully expand the use of our technology or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of May 31, 2015 our current assets were $2,686,456 and our current liabilities were $1,352,303, which resulted in a working capital surplus of $1,334,153. As of May 31, 2015, current assets were comprised of: (i) $2,626,664 in cash; (ii) $44,649 in local tax receivable; (iii) $9,421 security deposit on an office lease and (iv) $5,722 in prepaid expense. As of May 31, 2015, current liabilities were comprised of: (i) $91,443 in accounts payable and accrued expenses, (ii) $5,107 in deferred rent, (iii) $1,033,271 in notes payable and (iv) $222,482 of marketable securities sold short.

As of May 31, 2015, our total assets were $2,718,670 comprised of the current assets noted above and $32,214 in property and equipment. The increase in total assets from fiscal year ended May 31, 2014 was primarily due to the $1,000,000 proceeds received from the issuance of notes payable.

As of May 31, 2015, our total liabilities were $1,352,303 comprised the current liabilities noted above. The increase in liabilities from fiscal year ended May 31, 2014 was primarily due to the issuance of the notes payable for approximately $1,000,000, plus accrued interest of $33,271.

Stockholders’ deficit decreased from $1,976,620 for fiscal year ended May 31, 2014 to $1,366,368 for fiscal year ended May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the year ended May 31, 2015, net cash flows used in operating activities was $686,182 compared to $449,925 used during the year ended May 31, 2014.

Cash Flows from Investing Activities

For the year ended May 31, 2015, cash flows from investing activities comprised of acquisition of computer equipment, furniture and leaseholds in the amount of $38,778 (2014 - $nil), proceeds on the sale of securities $71,371,569 (2014 -$3,247,513) and the purchase of securities in the amount of $71,392,256 (2014 - $2,840,984). In May 2014, the Company began trading its own funds using its proprietary Stealth trading program.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the year ended May 31, 2015 net cash flows provided from financing activities was $950,000 consisting of a loan from the former CEO of the Company. In 2014 net cash flows provided from Financing activities consisted of $2,000,000 in issuance of preferred stock, $80,000 from the exercise of warrants and $262,936 in proceeds from related party loans.

As of May 31, 2015, we had cash of $2,626,664. This represented an increase from May 31, 2014, at which time we had cash in the amount of $2,475,413. We also own property and equipment with a cost of $38,986 which consists of computer equipment, office furniture and equipment and leasehold improvements. The Company’s total assets as of May 31, 2015 were $2,718,670, which was an increase from $2,481,234 as of May 31, 2014. As at May 31, 2015, $2,000,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders. Our current cash on hand will not be sufficient to maintain our operations for the next 12 months.

As a development stage company, we have limited capital and limited operating resources. During the fiscal year ended May 31, 2015, we raised $950,000 through the issuance of a note payable. During the fiscal year ended May 31, 2014, we raised $2,000,000 pursuant to the closing of a private placement of 10,000,000 Series A preferred stock and $80,000 in connection with the exercise of certain warrants, at an exercise price of $0.20 per share. During the fiscal year ended May 31, 2013 we raised $1,043,875 pursuant to the closing of a private placement of 6,900,000 shares and the issuance 333,500 shares of common stock in connection with the exercise of certain warrants, at an exercise price of $0.20 per share. From inception through May 31, 2013, we raised $5,107,478 in initial funding and private placements of restricted common stock and $2,000,000 in preferred stock. The funds raised in the prior private placements will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

The cash on hand (less restricted cash) in our bank accounts is not sufficient to maintain our planned operations for the next twelve months. Management believes that without obtaining additional financing or developing an ongoing source of revenue, we will not launch successfully. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Twelve Months Ended May 31, 2015 and May 31, 2014

Income

Since inception, we have received minimal revenue. For the twelve months ended May 31, 2015, we generated revenue in the amount of $17,999 (2014: $13,269). We have concentrated our efforts on developing our business strategy and obtaining financing. We have working models ready for demonstration. We spent much of the year internally testing the Stealth applications. There is no guarantee that we will be able to successfully develop and launch our technology or that it will generate sufficient revenue to sustain our operations.

Expenses and other items

For the twelve months ended May 31, 2015, we incurred $744,688 (2014 - $577,057) in general and administrative expenses. General and administrative expenses consisted of: (i) professional fees of $86631 (2014: $29,683; (ii) bank charges of $11,536 (2014: $2,393; (iii) consulting of $172,960 (2014: $106,744; (iv) depreciation of $6,771 (2014: $1,743; (v) filing fees of $13,466 (2014: $11,428); (vi) insurance of $34,389 (2014: $45,678); (vii) office expenses of $65,235 (2014: $75,349); (viii) rent of $38,591 (2014: $34,507); (ix) subscriptions of $2,971 (2014: $997); (x) telephone and internet $1,931 (2014: $4,513); (xi) marketing of $36,910 (2014: $10,217); (xii) travel of $39,236 (2014: $2,366); (xiii) salary and benefits of $196,531 (2014: $236,495); (xiv) transfer agent fees of $4,086 (2014: $8,226); and (xv) interest of $33,444 (2014: $6,718).

We also had interest income of $1,340 (2014 –$96), a realized gain on marketable securities of $173,364 (2014 - $62,372), unrealized loss on investments of $13,231 (2014 - $54,828), and a gain on forgiveness of debt of nil (2014 -$315,955). The gain on the forgiveness of debt in the prior year was the result of some of our creditors agreeing to write off amounts owing to them.

Our net loss for the fiscal year ended May 31, 2015 was $563,151. This was an increase in net loss of $322,958 from the twelve months ended May 31, 2014, when we incurred a loss of $240,193.

The increase in loss is attributed to the following changes compared to the prior year:

  An increase in general and administrative expense in the amount of $167,631 – General and administrative increased as the business activity grew. We received a loan from the former CEO in the amount of $1,000,000. This infusion of capital allowed us to advance our business plan. In order to do so, we had to build an infrastructure support the activity. As such we hired additional employees, engaged new consultants and rented a new office space (and incurred higher rent and related office costs). These costs were the primary reason for the year-over-year increase in this expense category. In additional, there was an increase in legal fees related to the our attempts to list on another public stock exchange.
  A decrease in gain on forgiveness of debt in the amount of $315,955 – as noted above, in the prior year some of the company’s creditors agreed to write off amounts owed to them. No such transaction in the current year.
  An increase in realized gains on marketable securities of $110,992 – In May 2014, we began using Stealth internally to generate cash flow. These gains represent the profits generated from these trading activities.
  A decrease in unrealized losses on marketable securities in the amount of $41,597
  An increase in interest income of $1,244, and;
  An increase in gain on foreign exchange in the amount of $2,066

During the twelve months ended May 31, 2015, we also had a foreign currency transactional adjustment of ($53,102) (2014: ($5,082), which resulted in a comprehensive loss of $616,252 compared to a comprehensive loss of $245,275 during the twelve months ended May 31, 2014.

Our Plan of Operation for the Next Twelve Months

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.           Adherence to our Marketing Plan .

2.           Completion of the systems development and testing to ensure we have robust products.

3.           Develop new products around the Stealth application and find other ways to license its use.

4.           Launch new mobile solutions

5.           As opportunities arise, partner with existing suppliers of games to lottery operators in order to mobilize existing lottery games.

6.           Remain flexible in our business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

7.           Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

8.           Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

9.           Proactively communicate and present our product and brand to prospective lottery operators, and understand their needs for new sources of revenue.

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

Working Capital

We are actively seeking additional private financing in the amount of $1,000,000 to help fund working capital.

Contractual Obligations and Other Commercial Commitments

Effective on May 21, 2014, our Board of Directors authorized and approved the execution of that certain loan agreement dated May 21, 2014 with our then Chief Executive Officer, Peter George ("George") in the principal amount of $50,000 (the "$50,000 Loan Agreement"). Effective July 24, 2014, our Board of Directors authorized and approved the execution of a second loan agreement dated July 24, 2014 with George in the principal amount of $950,000 (the "$950,000 Loan Agreement"), and collectively, the "Loan Agreements").

The Loan Agreements are unsecured and accrue interest at an annual rate of 5% on the unpaid balances. We will pay all principal and accrued interest thirteen months from the date of execution of either the $50,000 Loan Agreement or the $950,000 Loan Agreement. Any prior payments shall be applied first to interest and then to principal. The Company may at any time during the term of the Loan Agreements redeem the respective loan by providing a five day notice to George that we intend to redeem. Payment of principal and interest will be calculated from the date of execution to date of redemption notice.

Lastly, the Loan Agreements provide that George may convert all or part of the loan, including principal and accrued interest, into shares of Series B preferred stock at a per share price of $0.20. In the event that neither we have redeemed the Loan Agreements nor George has converted the Loan Agreements, there shall be an automatic conversion of the Loan Agreements into shares of the Series B preferred stock. The conversion price per share shall be the lowest trading price of our shares on the OTCQB by using the lowest share price of the preceding five business days prior to the termination date of the Loan Agreement with a minimum price of $0.20.

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

Off-Balance Sheet Arrangements

None.

Material Commitments

We are obligated under a lease agreement through May, 2018 which provides for annual rentals, on a straight-line basis, of approximately $34,000. In addition, we will pay, as additional rent, our proportionate share of real estate taxes and certain operating expenses.

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
(201)342-7753
Fax: (201) 342-7598

To the Board of Directors and
Stockholders of Epcylon Technologies, Inc.

We have audited the accompanying balance sheets of Epcylon Technologies, Inc. as of May 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of years in the two year period ended May 31, 2015 and 2014. Epcylon Technology’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epcylon Technology, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, NJ

September 11, 2015

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc. )
Consolidated Balance Sheets

	May 31, 2015	May 31, 2014

CURRENT ASSETS:
Cash	$2,626,664	$2,475,413
Local tax receivable	44,649	3,241
Security deposit	9,421	-
Prepaid expense	5,722	2,580
TOTAL CURRENT ASSETS	2,686,456	2,481,234
Property and equipment, net (note 3)	32,214	-
TOTAL ASSETS	$2,718,670	$2,481,234

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 4)	$91,442	$59,504
Deferred rent	5,107	$-
Securities sold not yet purchased (note 5)	222,482	398,985
Notes payable - related party (note 6 & 10)	1,033,271	46,125
CURRENT LIABILITIES AND TOTAL LIABILITIES	1,352,302	504,614

STOCKHOLDER'S EQUITY:
Series A Preferred shares, par value $0.0001 15,000,000 shares authorized 10,000,000 shares issued and outstanding (note 7)	1,000	1,000
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 issued and outstanding as of May 31, 2015, 2014 (respectively (note 7)	16,846	16,846
Additional paid-in capital	8,388,459	8,382,459
Other comprehensive loss	(57,726)	(4,624)
Accumulated deficit	(6,982,211)	(6,419,061)
TOTAL STOCKHOLDERS' EQUITY	1,366,368	1,976,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,718,670	$2,481,234

Epcylon Technologies Inc. (Formerly Mobile Integrated Systems Inc. )
Consolidated Income statements
(unaudited)

	For the Year	For the Year
	Ended	Ended
	May 31, 2015	May 31, 2014

REVENUE	$17,999	$13,269

EXPENSES
General and administrative expenses	744,688	577,057

OPERATING LOSS	(726,689)	(563,788)

OTHER INCOME (EXPENSE)
Interest income, net	1,340	96
Realized gain on marketable securities	173,364	62,372
Unrealized loss on marketable securities	(13,231)	(54,828)
Gain on forgiveness of debt	0	315,955
Gain of foreign exchange	2,066	0

NET LOSS	(563,150)	(240,193)

Deemed dividend on Preferred stock	-	266,666

NET LOSS ATTRIBUTABLE TO EPCYLON	(563,150)	(506,859)

Net loss per common share	($0.00)	($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	165,094,395

COMPREHENSIVE LOSS
Net Loss	(563,150)	(240,193)
Foreign currency translation adjustment	(53,102)	(5,082)
NET COMPREHENSIVE LOSS	$(616,252)	$(245,275)

Epcylon Technologies Inc. (formerly Mobile Integrated Systems Inc.)
Consolidated Cash flow statement
For the year ended May 31, 2015
(unaudited)

	For the year	For the year
	Ended	Ended
	May 31, 2015	May 31, 2014
OPERATING ACTIVITIES:
Net loss	$(563,150)	$(240,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,770	1,743
Gain on forgiveness of debt	-	(315,955)
Imputed rent	6,000	7,000
Realized trading gains	(173,364)	(62,372)
Unrealized loss on marketable securities	13,231	54,828
Imputed Interest	-	6,719
Changes in operating assets and liabilities:
Prepaid expenses	(3,142)	53,234
Local tax receivable	(41,408)	62,985
Accounts payable and accrued liabilities	31,939	(17,914)
Accrued interest on related party loans	37,146
NET CASH USED IN OPERATING ACTIVITIES	(685,978)	(449,925)
		-
INVESTING ACTIVITIES:
Acquisition of property & equipment	(38,984)	-
Purchases of securities	(71,392,256)	(2,840,984)
Proceeds from sale of securities	71,371,571	3,247,513
NET CASH USED IN INVESTING ACTIVITIES	(59,669)	406,529

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	80,000
Proceeds from issuance of preferred stock	-	2,000,000
Proceeds from related party loans	950,000	262,936
NET CASH PROVIDED BY INVESTING ACTIVITIES	950,000	2,342,936

Effect of exchange rates on cash	(53,102)	(5,082)

INCREASE IN CASH	151,251	2,294,458
CASH - BEGINNING OF YEAR	2,475,413	180,955

CASH - END OF YEAR	$2,626,664	$2,475,413

Suplemental cash for disclosure
Cash paid for interest	$8,639	$-

Epcylon Technologies Inc (formerly Mobile Integrated Systems Inc.)
Consolidated Statement of Stockholders' equity
For the year ended May 31, 2015
(unaudited)

	Common Stock		Series A Preferred Stock		Accumulated	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	loss	Total
		$		$	$	$	$	$
BALANCE - May 31, 2014	168,476,221	16,846	10,000,000	1,000	8,382,459	(6,419,061)	(4,624)	1,976,619
Imputed rent	-	-	-	-	6,000	-	-	6,000
Other comprehensive gain / (loss) resulting from foreign exchange conver	-	-	-	-	-	-	(53,102)	(53,102.00)
Net loss	-	-	-	-	-	(563,150)	-	(563,150)
BALANCE -May 30, 2015	168,476,221	16,846	10,000,000	1,000	8,388,459	(6,982,211)	(57,726)	1,366,368

EPCYLON TECHNOLOGIES INC.
(formerly known as Mobile Integrates Systems Inc., formerly known as Loto Inc)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. and formerly as Loto Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are development stage companies. The Company is engaged, through its Stealth branded products, in the business of researching, developing and maintaining proprietary algorithmic securities trading systems. The Company uses its Stealth trading system to trade securities with some of its existing excess capital. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organization and government regulated lotteries. The Company trades on the OTCQB under the symbol PRFC.

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

As of May 31, 2015 and 2014, there was no allowance required.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Rental expense

Rental expense is accounted for on the straight-line method. Deferred rent payable as of May 31, 2015 represents the excess of rent recognized in the financial statements over scheduled lease payments.

Recent Accounting Pronouncements

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

Research and development

Research and development expenditures are charged to operations as incurred.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated	2015
	Cost	Depreciation	Net	2014
Leasehold improvements	$16,011	$1,601	$14,410	$0
Computer equipment	22,975	5,169	17,806	0

Total	$38,986	$6,770	$32,214	$0

Depreciation expense for the years ended May 31, 2015 and 2014 was $6,770 and $1,743 respectively

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2015	May 31, 2014
Programming and systems testing	$-	$-
Legal	45,891	19,051
Audit	11,000	15,000
Consulting	15,360	9,040
General and administrative	19,192	16,413
Total	$91,443	$59,504

NOTE 5– SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at May 31, 2015 securities at market value were as follows:

Fair value
Options sold short	$222,482

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 6 – NOTES PAYABLE

	May 31, 2015	May 31, 2014
Note payable due the former Chief Executive Officer with interest payable at 5% per annum, due June 21, 2015, unsecured. On Maturity, the loan automatically converts to Series B Preferred shares at a minimum price of $0.20 per stock (see note 11).	$50,000	$46,125
Note payable due to the former Chief Executive Officer with interest payable at 5% per annum, due August 24, 2015, unsecured. On Maturity, the loan automatically converts to Series B Preferred shares at a minimum price of $0.20 per stock (see note 11).	950,000	-
Accrued interest on notes payable	33,271	-
	$1,033,271	$46,125

NOTE 7 – STOCKHOLDERS’ EQUITY

Series B Preferred Stock

On September 17, 2014 the Company filed a Certificate of Designation of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock carries a par value of $0.001 and is convertible into common stock on a 1 preferred share for 1 common share basis. Preferred shares are entitled to a dividend at the discretion of the Board of Directors. The Corporation may, by providing a five day notice, redeem such Series B Preferred Stock at a redemption price of $0.20. Each holder of Series B Preferred Stock shall at their option convert the shares of Series B Preferred Stock into shares of common stock on a one preferred share for one common share basis.

As at May 31, 2015, no Series B Preferred Stock has been issued.

NOTE 8 – INCOME TAXES

The Company was incorporated in the U.S, and its operations are in Canada. Currently, the Company has no operations or transactions in the U.S.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2015 and 2014, to the Company’s effective tax is as follows:

	May 31,
	2015	2014

U.S. Statutory Rate of 35%	$(197,000)	$(84,000)
Tax rate difference between Canadian and U.S	51,000	16,000
Change in valuation allowance	$146,000	$38,000

Effective Tax	$0	$0

Deferred income taxes assets are summarized as follows:

Available net operating losses	$2,100,000	$1,900,000
Valuation allowance	(2,100,000)	(1,900,000)
	$-	$-

At May 31, 2015, the Company has approximately $7,000,000 of net operating loss carryforwards available to reduce future taxable income which expire through 2036. Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

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

NOTE 9 – STOCK OPTION GRANTS

A summary of the Company’s stock option activity and related information is as follows:

Stock options	Number of shares	Weighted average	Aggregate
		exercise price per	Intrinsic
		share	Value
Outstanding, June 1, 2013	16,376,500	$0.1971	$3,227,333
Cancelled or expired	(8,626,500)	$0.1971	$(2,963,833)
Outstanding, May 31, 2014	7,750,000	$0.1650	$263,500
Cancelled or expired	(7,750,000)	$0.1650	$(263,500)
Outstanding, May 31, 2015	-	-	-

The Company did not issue any options in 2015 and 2014.

NOTE 10 – COMMITMENTS

The Company is obligated under a lease agreement through May, 2018 which provides for annual rentals, on a straight-line basis, of approximately $34,000. In addition, the Company will pay, as additional rent, its proportionate share of real estate taxes and certain operating expenses.

Rental expense, including real estate taxes and operating expenses, charged to operations for the year ended May 31, 2015 aggregated approximately $38,000 in 2015 and $nil in 2014.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements have been issues. Other then what is discussed below, there have been no other subsequent events.

On June 21, 2015, a $50,000 note payable matured, and as per the provisions of the loan, the principal and interest automatically converted to Series B Preferred Stock at a price of $0.20 per stock.

On August 21, 2015 a $950,000 note payable matured, and as per the provisions of the loan, the principal and interest automatically converted to Series B Preferred Stock at a price of $0.20 per stock.

ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2015.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B:        OTHER INFORMATION

Not applicable.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

PART III

ITEM 10:        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

Our Board of Directors accepted the resignation from Peter George as our President, Chief Executive Officer and a member of the Board of Directors effective March 4, 2015. Our board of Directors accepted the resignation from Loris Macor as a member of the Board of Directors effective January 14, 2015. Mr. George and Mr. Macor have not expressed any disagreement with us on any matter relating to our operations, policies or practices. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Todd Halpern, Jack Bensimon, John Fitzgerald, Gary Schwartz, and Leon Redensky.

The Board of Directors accepted the consent of Jack Bensimon as a member of the board of directors and as Chief Executive Office effective March 10, 2015.

The Board of Directors accepted the consent of Gary Schwartz as a member of the board of directors and as Chief Executive Officer, effective May 5, 2015.

The Board of Directors accepted the consent of Leon Redensky as a member of the board of directors effective June 25, 2015.

The Board of Directors accepted the consent of John Fitzgerald as a member of the board of directors effective June 25, 2015.

The following table presents information with respect to our officers, directors and significant employees as of May 31, 2015:

Name	Age	Position
Jack Bensimon	45	Chief Executive Officer and Director
Kyle Appleby	40	Chief Financial Officer
Adam Sculthorpe	46	Chief Technology Officer
Todd Halpern	56	Director
Gary Schwartz	50	Director
John Fitzgerald	53	Director
Leon Redensky	38	Director

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

Jack Bensimon, LL.M., B.A., CAMS, CIMA, CFSA, CCSA – Chief Executive Officer and Director

Mr. Bensimon has been involved in the securities industry for the past twenty years of which fourteen years has been dedicated to compliance, proven performance assessing and mitigating regulatory risk. His knowledge entails corporate governance, regulatory risk management, training and development, leadership expertise, banking, securities and corporate law, disclosure controls and procedures.

Mr. Bensimon is currently a principal and compliance consultant with Black Sawn Diagnostics, Inc., which has provided such services to certain clients for the past fifteen years as follows: (i) Epcylon Technologies Inc. where his duties included oversight of intellectual property, proprietary trading and operations, risk management, regulatory compliance and business development; (ii) Terra Cotta Capital Inc. as a senior securities compliance advisor where his duties included development and filing of all documents to establish an EMD for discretionary wealth management firm; (iii) Amherst Funding Group LP as a securities consultant where he provided advice on SHL reporting and new reporting requirements by the Federal Reserve Bank of New York; (iv) Difference Capital Management as a compliance consultant where he provided an independent compliance risk assessment for the OSC and TSX-regulated entities including an analysis of disclosure controls and procedures, difference capital finance, board guidance on managing conflict of interests, proxy statements and other board governance concerns and regulatory filings; (v) Stableview Asset Management as a regulatory compliance consultant where he registered a new PM license with the OSC, developed and implemented policies and procedures manual, advised on establishing a registered entity under the U.S. Investment Advisor Act to raise capital for offshore hedge fund, provided P&P and CRM2 requirements for newly registered EMD/IFM entities under the OSC; (vi) Europacific Canada where he independently audited and tested compliance governance controls under IIROC platform and presented recommendations to senior management on actionable items to close compliance gaps; (vii) Nagel & Associates as a lead securities fraud consultant where he assisted forensic accountant in securities litigation matter against a bank and provided an expert report before arbitration panel, advised hedge fund on offshore compliance issues and risks and fraud risk exposures; (viii) Nottingham Consulting as a chief compliance officer where he oversaw corporate finance activity; and (ix) President's Choice Bank where he independently tested AML compliance governance controls under FINTRAC/OSFI platform, presented recommendations to senior management on actionable items to close gaps, managed AML project team to include compliance managers and analysts; (x) Fraser Mackenzie Ltd as a chief compliance officer where he oversaw trade surveillance, AML, registration, continuing education, corporate finance, investment banking and regulatory audits. Other clients included Experis Finance, Wellington West Capital Markets, Orbixa, Canadian Scholarship Trust and BCI Canada Securities.

Mr. Bensimon also was engaged in anti-money laundering (AML) positions as follows: (i) Instinet Canada Ltd. where he provided advise on AML regulatory compliance training and development to OSC and IIROC registrants; (ii) Arcade Coin & Stamp Gallery where he led risk assessment of AMl program for Money Services Business to prepare for FINTRAC audit; (iii) OSFI/FINTRAC as a compliance consultant where he led AML risk assessment of OSFI governance program for Schedule II bank to prepare for OSFI audit, advised bank on risks including proprietary trading under the Volcker Rule and provided recommendations to senior management to minimum regulatory risks; and (iv) FinCEN/FINTRAC where he was retained by leading litigation firm to represent plaintiff as an expert AML witness against a bank, provided analysis regarding compliance with US and Canadian AML rules and regulations, provided independent report to law firm and testified as an expert witness before the Competition Tribunal.

Mr. Bensimon was further engaged in internal audits as follows: (i) First Canadian Title as a compliance consultant where he advised on independent review and testing of OSFI Outsourcing Guideline related party transactions; (ii) TransCanada Pipelines where he led internal audit testing for selected financial controls for Colombian subsidiary; (iii) Flint Energy Services Ltd. where he was a SOX ELC lead consultant and assisted with publication of the Control Certification Report; and (iv) Canadian Tire Corp as a senior SOX QA consultant where he led the independent review and risk assessment of board governance controls and program.

Mr. Bensimon earned a Honors Bachelor of Arts, Economics and Math at the University of Toronto, a Masters of Laws, General and Securities Law, from the Osgoode Hall Law School, York University, and a Masters of Laws, Business Law, from the University of Toronto. Mr. Bensimon holds a certification as a CFA Level I from the CFA Institute, a Certified Investment Management Analyst from the University of Pennsylvania, a Certified Anti-Money Laundering Specialist from ACAMS and a Certified Financial Services Auditor from the Institute of Internal Auditors.

Adam Sculthorpe - Chief Technology Officer

During the past twenty-five years, Mr. Sculthorpe has been a cyber security technologist serving clients in many countries. He is experienced in online security, technology risk assessment and vulnerability testing, marketing and advertising technology, software development and managing and mentoring staff members. Mr. Sculthorpe has a keen understanding and insight into the development of sophisticated intelligence tools from experience gained while developing and implementing software solutions for corporate, financial, military and government clients. His expertise helped protect the integrity and security of daily banking transactions exceeding USD $350 billion for leading Swiss, U.S. and U.K. investment banks. Mr. Sculthorpe also has extensive product management, business development and technical sales experience that helped facilitate a number of multi-million dollar software sales.

As our Chief Technology Officer, Mr. Sculthorpe will be responsible for managing the product development and support team, guiding our technical direction and ensuring alignment of technology and business strategies for sustainable success. He will also be responsible for development of our long-term technology vision and communication to all of our partners, clients and insiders. Mr. Sculthorpe will identify customer needs for mapping into a product development plan. He will be setting and maintaining the Company's technical culture to help attract and retain top technical talent, drive marketing technology adoption, support business development and strategic partner engagement, evangelize our vision and serve as the public face for our technology.

From approximately December 2009 to current date, Mr. Sculthorpe has been the chief executive officer/chief technology officer at Arador where he pioneered and developed a proprietary breach detection system (PatrolX) that sends an alert when customer data is stolen and misused. Mr. Sculthorpe is also responsible for hiring and managing product and software engineers, programmers, designers, analysts and developers to create software as a service (SaaS) solutions. He has also developed a high-performance web accelerator (bitVelocity) to help secure and scale the delivery of dynamic cloud-based content at low cost. His duties also include responsibility for the design and development of infrastructure as a service (IaaS) and providing consulting services, marketing technology, online security services and software development solutions.

From approximately March 2003 through December 2009, Mr. Sculthorpe was the chief executive officer/chief technology officer of Clickrisk where he developed security intelligence software and services solutions to identify fraud in online advertising platforms. He also managed programmers, analysts and developers, was responsible for research and development, data collection, correlation, analysis and reporting platform producing intelligence products based on data from thousands of sources. Mr. Sculthorpe's successes included identifying and preventing more than a billion dollars in fraud for large advertiser clients, resulting in significant class action law suits against major search engines, including Google and Yahoo.

From approximately September 2001 through November 2002, Mr. Sculthorpe was engaged as a senior security consultant for UBS where he worked with the security development team on a high-profile intrusion detection, vulnerability assessment and SIEM project to protect UBS' intellectual technology infrastructure.

From approximately March 2000 through August 2001, Mr. Sculthorpe was engaged as a senior security consultant for Internet Security Systems where he provided internet security consulting services related to intrusion detection, investigation, incident response, analysis, vulnerability assessment, internal and external training and education for worldwide telecommunications, banking, media, military, government and corporate clients. He was the European team leader for advanced SIEM software. He also worked with product managers to improve user experience, usability and features, including data collection, event correlation and analysis and reporting functionality. Mr. Sculthorpe also represented Internet Security Systems at meetings, trade shows, marketing events, seminars and industry groups, supported international teams and further worked with the senior management to assist with the closing of sales. Mr. Sculthorpe also assisted with the design and deployment of the largest intrusion detection, vulnerability assessment and security intelligence systems worldwide.

From approximately April 1999 through March 2000, Mr. Sculthorpe was engaged as a security specialist for TNT where he was responsible for TNT Post Group’s IT security. Mr. Sculthorpe developed TNT's worldwide security threat assessment, incident response and investigation capability and policies. He also guided solutions development, vendor selection, management and implementation of intrusion detection, vulnerability assessment, firewall, auditing, logging and monitoring systems and identified and specified new technologies including SSO and PKI solutions, advising on standards and compliance. Mr. Sculthorpe reported to executive board on incident response and management issues and was responsible for handling a number of sensitive investigations where he assisted law enforcement and security agencies with international security investigations. He also worked with numerous departments and internal and external development teams to ensure the latest security technology and standards were incorporated into high profile projects and was responsible for training a security team.

Mr. Sculthorpe has appeared as a guest on television and radio and has been featured in the worldwide press as a security expert, discussing his research and security tools, identifying and resolving significant issues and helping bring about industry level changes.

Gary Schwartz- Director

Over the past 15 years, Mr. Schwartz has played a leadership role in the mobile industry. He is the author of "THE IMPULSE ECONOMY" and "FAST SHOPPER, SLOW STORE" published by Simon & Schuster, Atria Imprint. Gary is presently writing a book on the Internet of Everything (IoT) titled "IF THINGS COULD SPEAK".

In 2013, Mr. Schwartz was recognized by Mobile Marketer publication as the "Mobile Commerce Evangelist of the Year” and in 2014 Gary was selected as the Retail Innovator of the Year by Retail Touchpoints. Gary is Chair Emeritus of mobile committee of the Interactive Advertising Bureau (IAB) and the Mobile Entertainment Forum (MEF) and is presently is the Global Director of the Location Based Marketing Association (LBMA).

Mr. Schwartz is an alum of Columbia University in New York and the Stanford University Center in Yokohama, where he was the recipient of the Asia and Japan Foundation Fellowships.

John Fitzgerald- Director

Mr. Fitzgerald, a senior investment banker and investor, has sourced and executed a wide variety of large and complex transactions across multiple industries, including the healthcare, digital media and natural resources sectors. Mr. Fitzgerald worked in a senior banking capacity for 20+ years in New York and London at Dresdner Kleinwort Wasserstein, Credit Suisse First Boston and Lehman Brothers International where he won multiple “Deal of the Year” awards. Mr. Fitzgerald has significant expertise in capital markets, acquisition finance, structured finance, securitization and project finance.

In addition to his investment banking activities, Mr. Fitzgerald has served as a valued advisor to, and member of, the Board of Directors of numerous technology businesses. Most recently, Mr. Fitzgerald served as Board Member and Chairman of the Audit Committee of Daystar Technologies (NASDAQ-listed solar panel manufacturer), Director and Interim CEO of Harvest Wind (wind turbine manufacturer), Advisor to iSense Corporation (medical device manufacturer), Director and Interim President of BostonPoly (medical polymer manufacturer) and Advisor and Board Observer for Trustwater plc (water filtration for industrial and medical application).

Mr. Fitzgerald received a B.A. with Distinction from Bowdoin College, an MSc.(Econ) from The London School of Economics and an M.B.A. from The Wharton School, University of Pennsylvania. Mr. Fitzgerald lives in Toronto and Ketchum, Idaho.

Leon Redensky – Director

Mr. Redensky is a founding partner of Lynx Capital Partners, LLC, a technology and equity trading company, with offices in New York, Montreal, Kiev (Ukraine), and the Cayman Islands. Lynx trades equity products for its own account as well as develops trading technology for other clearing and trading firms in the capital markets space. Mr. Redensky manages the daily operations of the firm.

In addition, Mr. Redensky was one of the founding members of Viridian Spirits, which re-introduced Absinthe in the United States after a 95-year ban. After 5 years of leading the company, Viridian was sold to another distillery. Based in Manhattan, NY, Mr. Redensky graduated from the University of Pennsylvania with a BSE in bioengineering and a minor in economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended May 31, 2015, and to current date of this Annual Report, certain filings have not been made. We will be working with our officers and directors to ensure that such delinquent filings will be made and that in the future all such filings will be timely made.

CORPORATE GOVERNANCE

Board Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the only recent significant increase in operational activity, the Board of Directors believes it had been able to effectively manage the issues normally considered by such committees. However, our Board of Directors is currently underway to undertake a review of the procedures required to establish these committees in the near future.

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

Board Committees

Audit Committee

Our audit committee consists of Todd Haplern and Jon Fitzgerald. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Todd Halpern is the audit committee’s financial expert. Our Board of Directors has determined that Mr. Halpern’s education and experience qualify him for such position. The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Halpern is one of our four independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended May 31, 2015 to the procedures by which security holders may recommend nominees to our board of directors.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Todd Halpern serves as Chairman of the Board of Directors and our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

 ITEM 11:        EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as our Chief Executive Officer and each of our four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position (1)	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jack Bensimon (2) Chief Executive Officer and Director	2015	40,000							40,000

Peter George (2) Chief Executive Officer and Director	2015 2014	$0 $0							$0 $0

Kyle Appleby (3) Chief Financial Officer	2015 2014	$12,,000 $8,000						$12,000	$24,000 $,8000

Cato Kemmler (4) President and Director	2014	$0							$0

Abbas Damji (5) Chief Financial Officer, Former Chief Executive Officer and Former Director	2014	$0							$0

(1)	Other than as set forth above, no other officers of the Company earned over $100,000.

(2)

On March 4, 2015, Mr. Peter George resigned as our Chief Executive Officer and to the Board of Directors, and on March 10, 2015 Mr. Jack Bensimon was appointed as Chief Executive Office and to the Board of Directors.

(3)	On February 6, 2014, Mr. Kyle Appleby was appointed as our Chief Financial Officer.

(4)	Effective June 3, 2013, Mr. Abbas Damji was appointed as our Chief Executive Officer and to the Board of Directors. Mr. Abbas Damji resigned on October 11, 2013.

(5)	Effective February 6, 2014, Mr Emlyn David resigned as our Chief Financial Officer. Effective as of May 14, 2012, Mr. Emlyn David resigned as our Chief Executive Officer.

Employment Agreements

We entered into a consulting agreement with Jack Bensimon, through BLACK SWAN DIAGNOSTICS INC (a company owned by Mr. Bensimon). Mr. Bensimon shall receive a monthly retainer of $10,000.

We entered into a consulting agreement with Mr. Appleby pursuant to which a company owned by Mr. Appleby shall be compensated for his services to us at a rate of $2,000 Dollars per month, payable by $1,000 in cash and $1,000 in common stock.

At the present time, we do not have an employment agreement with any other officer of the Company.

Director Compensation for the year ended May 31, 2015

During the fiscal year ended May 31, 2015, none of our directors received any compensation for their services, except for as set forth in the Summary Compensation Table above.

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                         STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of September 10, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 168,476,221 shares of the Company’s common stock issued and outstanding as of September 10, 2015.

Amount and Nature of Beneficial Ownership

Percentage of
		Options/		Shares
Name and Address of Beneficial Owner	Shares	Warrants (1)	Total (1)	Outstanding (1)
Officers and Directors
%
Jack Bensimon	-0-	-0-	-0-	-0-
Kyle Appleby	-0-	-0-	-0-	-0-
Adam Sculthorpe	-0-	-0-	-0-	-0-
Todd Halpern	375,000	-0-	-0-	-0-
Gary Schwartz	-0-	-0-	-0-	-0-
John Fitzgerald	-0-	-0-	-0-	-0-
Leon Redensky	-0-	-0-	-0-	-0-

All officers and directors as a group (6 persons)	375,000	0	375,000	0%
Five Percent Stockholders 2238646 Ontario Inc. (2)	97,040,000	0	97,040,000	57.6%

For each individual or entity listed above, the mailing address is: c/o Epcylon Technologies, Inc., 34 King Street, Suite 1010, Toronto, Ontario, Canada M5C 2L9, except as otherwise indicated below.

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

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

BOARD COMMITTEES; DIRECTOR INDEPENDENCE

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by the entire Board, except for our audit committee, which handles the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls. Our audit committee consists of Todd Halpern.

The Board of Directors has analyzed the independence of each director and has determined that four of the Company’s five directors: Jack Bensimon, Gary Schwartz, John Fitzgerald, Leon Redensky and Todd Halpern, are independent under the rules of the NASDAQ Stock Market LLC. The Board of Directors has determined that each of the Company’s remaining directors has relationships that would cause him and her not to be an “independent director” under the specific criteria of Section 5605(a)(2) of the NASDAQ Manual.

ITEM 14:        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2015, totaled $15,000. The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended May 31, 2014, totaled $15,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2015 and which are not disclosed in “Audit Fees” above, were $3,500. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended May 31, 2014 and which are not disclosed in “Audit Fees” above, were $2,000.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2015, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended May 31, 2014, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended May 31, 2015 and May 31, 2014, were $0.

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

Financial Statements for the period from inception (September 16, 2008) to May 31, 2015.

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

Dated: September 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack Bensimon
Name: Jack Bensimon
Title: Director
Dated: September 14, 2015

/s/ Gary Schwartz
Name: Gary Schwartz
Title: Director
Dated: September 14, 2015

/s/ Todd Halpern
Name: Todd Halpern
Title: Director
Dated: September 14, 2015

/s/ John Fitzgerald
Name: John Fitzgerald
Title: Director
Dated: September 14, 2015

/s/ Leon Rudensky
Name: Leon Redensky
Title: Director
Dated: September 14, 2015

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

Exhibit10.29

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