Form 10-Q
period 2015-08-31
Epcylon Technologies, Inc.
filed 2015-10-27
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2015
Common Stock, $0.001	168,476,221

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

Epcylon Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	Aug 31, 2015	May 31, 2015

CURRENT ASSETS:
Cash	$2,520,850	$2,626,664
Local tax receivable	49,728	44,649
Prepaid expense	4,013	5,722
TOTAL CURRENT ASSETS	2,574,591	2,677,035
Security deposit	8,885	9,421
Property and equipment, net (note 3)	31,868	32,214
TOTAL ASSETS	$2,615,344	$2,718,670

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 4)	$128,453	$91,442
Securities sold not yet purchased (note 5)	777,004	222,482
Notes payable - related party (note 6 & 8)	139,952	1,033,271
CURRENT LIABILITIES	1,045,409	1,347,195
Deferred rent	5,184	5,107
TOTAL LIABILITIES	1,050,593	1,352,302

STOCKHOLDER'S EQUITY:
Series A Preferred shares, par value $0.0001 10,000,000 shares authorized 8,500,000 and 10,000,000 series A shares issued and outstanding as at August 31, 2015 and May 31, 2015 respectively (note 7)	850	1,000
Series B Preferred shares, par value $0.0001 5,000,000 shares authorized 5,000,000 and 0 series B shares issued and outstanding as at August 31, 2015 and May 31, 2015 respectively (note 7)	500	-
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 issued and outstanding as of August 31, 2015, 2014 (respectively (note 7)	16,846	16,846
Additional paid-in capital	9,088,109	8,388,459
Accumulated other comprehensive loss	(59,031)	(57,726)
Accumulated deficit	(7,482,523)	(6,982,211)
TOTAL STOCKHOLDERS' EQUITY	1,564,751	1,366,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,615,344	$2,718,670

Epcylon Technologies Inc.
Consolidated statements of comprehensive loss
(unaudited)

	Three months	Three months
	Ended	Ended
	Aug 31, 2015	Aug 31, 2014

REVENUE	$6,899	$2,833

EXPENSES
General and administrative expenses	184,833	133,413

OPERATING LOSS	(177,934)	(130,580)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	(12,083)	(6,040)
Realized gain on marketable securities	101,308	(52,369)
Unrealized loss on marketable securities	(430,713)	19,718
Gain of foreign exchange	19,107	0

NET LOSS BEFORE PROVISION FOR INCOME TAX	(500,315)	(169,271)
Provision for income tax	-	-
NET LOSS	(500,315)	(169,271)

Foreign currency translation adjustment	(1,305)	(12,877)
NET COMPREHENSIVE LOSS	$(501,620)	$(182,148)

Net loss per common share	($0.00)	($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	168,476,221

Epcylon Technologies Inc.
Consolidated Cash flow statement
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	Aug 31, 2015	Aug 31, 2014
OPERATING ACTIVITIES:
Net loss	$(500,315)	$(169,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,951	-
Realized trading gains	(101,308)	52,369
Unrealized loss on marketable securities	430,713	(19,718)
Imputed Interest	-	6,173
Changes in operating assets and liabilities:
Prepaid expenses	2,244	1,545
Local tax receivable	(5,079)	(5,490)
Accounts payable and accrued liabilities	(8,345)	9,536
Accrued interest on related party loans	12,085
NET CASH USED IN OPERATING ACTIVITIES	(167,054)	(124,856)
		-
INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,604)	-
Purchases of securities	(17,233,775)	(2,807,319)
Proceeds from sale of securities	17,458,972	2,449,410
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	222,593	(357,909)

FINANCING ACTIVITIES:
Redmption of Class A preferred stock	(300,000)	-
Proceeds from related party loans	139,952	953,879
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(160,048)	953,879

Effect of exchange rates on cash	(1,305)	(12,877)

(DECREASE) INCREASE IN CASH	(105,814)	458,237
CASH - BEGINNING OF PERIOD	2,626,664	2,475,413

CASH - END OF PERIOD	$2,520,850	$2,933,650

EPCYLON TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2015. The results of operations for the three months ended August 31, 2015 are not indicative of results for the full fiscal year or any other period.

Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are engaged through its Stealth branded products, in the business of researching, developing and commercializing proprietary algorithmic securities trading systems. The Company uses its Stealth trading system to trade securities with some of its existing excess capital. Furthermore, the Company, through its MOBI branded products, develops software and interactive games for use by charitable organization and government regulated lotteries. On July 29, 2013, the Company changed its name from Mobile Integrated Systems Inc., to Epcylon Technologies Inc. The Company trades on the OTCPINK under the symbol PRFC.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied in the preparation of the interim consolidated financial statements are consistent with those followed in the preparation of the Company’s May 31, 2015 annual financial statements.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity

Recent Accounting Pronouncements

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated	August 31,	May 31,
	Cost	Depreciation	2015 Net	2015
Leasehold improvements	$16,010	$2,402	$13,608	$14,410
Computer equipment	25,580	7,320	18,260	17,806

Total	$41,590	$9,722	$31,868	$32,214

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31,	May 31,
	2015	2015
Legal	$39,077	$45,891
Audit	11,000	11,000
Consulting	23,412	15,360
General and administrative	9,608	19,192
Total	$83,097	$91,443

NOTE 5 – SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at August 31, 2015 securities at market value were as follows:

Fair value
Options sold short	$777,004

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 6 – NOTES PAYABLE –RELATED PARTY

	August 31, 2015	May 31, 2015
Note payable due to the Chief Executive Officer, 0% interest, unsecured.	$50,000	$-
Note payable due to a director of the Company, 0% interest, unsecured.	50,000	-
Note payable due to a shareholder, interest payable at 4% per annum, due January 2, 2017, unsecured.	39,952	-
Note payable due the former Chief Executive Officer with interest payable at 5% per annum, due June 21, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	50,000
Note payable due to the former Chief Executive Officer with interest payable at 5% per annum, due August 24, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	950,000
Accrued interest on notes payable	-	33,271
	$139,952	$1,033,271

NOTE 7 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

During the period June 1, 2015 through August 31, 2015, 1,500,000 of Series A Preferred Stock was redeemed at $0.20 per share for proceeds of 300,000.

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

On June 21, 2015, a $50,000 note payable matured, and as per the provisions of the loan, the principal and interest automatically converted to 250,000 Series B Preferred Stock at a price of $0.20 per share.

On August 21, 2015 a $950,000 note payable matured, and as per the provisions of the loan, the principal and partial interest automatically converted to 4,750,000 Series B Preferred Stock at a price of $0.20 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

See notes 6 and 7 regarding additional related party loans and the conversion of the notes to Series B Preferred Stock.

NOTE 9 – COMMITMENTS

The Company is obligated under a lease agreement through May, 2018 which provides for annual rentals, on a straight-line basis, of approximately $34,000. In addition, the Company will pay, as additional rent, its proportionate share of real estate taxes and certain operating expenses.

Rental expense, including real estate taxes and operating expenses, charged to operations for the year ended August 31, 2015 aggregated approximately $20,000 in 2015 and $nil in 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements have been issued and has determined that there have been no reportable subsequent events.

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

Our three (3) core packages as part of offering the Stealth Trader platform include - Stealth Trader – Basic , Stealth Trader - Professional, and Stealth Trader - Ultimate. These core products will be augmented with additional products and services that will include but not be limited to the following:

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

On September 22, 2015, the Company was granted a patent in Canada and the United States for a method and system for enabling gaming via a mobile device. This patent is related to a proprietary geolocation technology for the lottery and gaming industry enabling next-generation mobile gaming. The Mobilotto solution focuses on location/jurisdictional verification. Operators holding lottery licenses, or in partnership with the license holder can securely verify popular mobile games through Mobilotto's technology. Mobilotto provides a comprehensive solution custom tailored to each operator's regulatory environment, security needs, and player/client capabilities. The Company is currently examining the different alternatives to economically benefit from this patent.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three months ended August 31, 2015 as compared to the results of operations for the three months ended August 31, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended August 31, 2015 Compared to the Three Month Period Ended August 31, 2014

Our net loss for the three month period ended August 31, 2015 was $500,315 compared to a net loss of $169,271 for the three month period ended August 31, 2014 (an increase of $331,044). We generated revenue from our Stealth trading platform in the amount of $6,899 for the three months ended August 31, 2015, compared to $2,833 for the three months ended August 31, 2014 (an increase of $4,066).

During the three months ended August 31, 2015 we incurred operating expenses of $184,833 compared to $133,413 incurred during the three months ended August 31, 2014 (an increase of $51,420).

During the three months ended August 31, 2015, we focused on executing our business plan to bring us from a research and development technology company, to commercializing our products. In order to achieve this goal, operating expenses increased through the three month period ended August 31, 2015 as compared to the three month period ended August 31, 2014. Material increases in operating expenses were primarily due to the increase in consulting fees and rent. In February of 2015, we contracted with a new CEO to help execute our plan. The CEO charged a monthly management fee of $10,000, which was not incurred in the prior period. Rent increased as we leased office space in November 2014.

Our operating loss during the three month period ended August 31, 2015 was ($177,934) compared to an operating loss of ($130,580) during the three month period ended August 31, 2014.

During the three month period ended August 31, 2015, we also had a net interest expense on related party loans of $12,083 (2014 - $6,040), realized trading gains (losses) of $101,308 (2014 – $(52,369), unrealized (loss) gains on securities sold short of $430,713 (2014 – $19,718), and a foreign exchange gain of $19,107 (2014 – $nil).

After deducting other expenses, our net loss during the three month period ended August 31, 2015 was ($500,314) compared to a net loss of ($169,271) during the three month period ended August 31, 2014.

During the three month period ended August 31, 2015, we also had a foreign currency transactional adjustment of ($1,305) (2014: ($12,877).

Therefore, our comprehensive loss during the three month period ended August 31, 2015 was ($501,620) or ($0.00) per share compared to a comprehensive loss of ($182,148) or ($0.00) per share during the three month ended August 31, 2014. The weighted average number of shares outstanding was 168,476,221 for the three months ended August 31, 2015 and 164,366,980 for the nine months ended August 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015 our current assets were $2,574,591 and our current liabilities were $1,000,053, which resulted in a working capital of $1,574,538. As of August 31, 2015, current assets were comprised of: (i) $2,520,850 in cash; (ii) $49,728 in local tax receivable; and (iii) $4,013 in prepaid expense. As of August 31, 2014, total and current liabilities were comprised of: (i) $83,097 in accounts payable and accrued expenses (ii) $777,004 of marketable securities sold short and (iii) $139,952 of notes payable.

As of August 31, 2015, our long term assets were $40,753 comprised of $31,868 of equipment and leasehold improvements, and a security deposit in the amount of $8,885. The decrease in total assets during was primarily due to the cash used in operations.

As of August 31, 2015, our total liabilities were comprised of current liabilities and deferred rent of $5,184. The decrease in liabilities during the period was primarily due to the conversion of the notes payable to series B preferred stock (offset by the increase in securities sold short).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three months ended August 31, 2015, net cash flows used in operating activities was $167,054 compared to $124,856 used during the three months ended August 31, 2014.

Cash Flows from Investing Activities

For the three months ended August 31, 2015, cash used in investing activities comprised the purchase of securities in the amount of $17,233,775 (2014 – 2,807,319) and the cost of equipment and leasehold improvements of $2,604 (2014 - $nil) and, net of proceeds on the sale of securities $17,458,972 (2014 - $ 2,449,410).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three months ended August 31, 2015 net cash flows used in financing activities was $160,048 consisting of payments of $300,000 (2014 - $nil) on the redemption of the Class A preferred stock, offset by the proceeds from notes payable of $139,952 (2014 - $953,879).

As of August 31, 2015, we had cash of $2,520,850. This represented a decrease from May 31, 2015, at which time we had cash in the amount of $2,626,664. As at August 31, 2015, $1,700,000 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

CURRENT OUTLOOK

We expect that working capital requirements will continue to be funded through a combination of our existing funds, financings and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, sales distribution and marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures and the expansion of our business, through cash flow provided by operations.

Existing working capital, financings/advances and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. We may have additional financial expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

We may hire more staff in the areas of product development, customer support, sales, marketing, and risk management. Additional staff is critical as we scale our products and continually add new and innovative features to our product suite to enhance the customer experience.

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.	Adherence to our Marketing Plan .

2.	Completion of the systems development and testing to ensure we have robust products.

4.	Develop new products around the Stealth application and find other ways to license its use.

5.	Launch new mobile solutions

6.	As opportunities arise, partner with existing suppliers of games to lottery operators in order to mobilize existing lottery games.

7.

Remain flexible in our business model to operate as a lottery retailer/distributor, license the technology for use, or sell the technology for use in a pre-defined jurisdiction, preferably in that order, as conditions deem appropriate.

8.	Complete appropriate certifications in promising jurisdictions to become a lottery retailer/distributor and/or supplier to specific lottery operators.

9.	Partner with the emerging internet gaming suppliers and new lottery licensees to mobilize their offerings.

10.	Generate revenue from the new geo-locator patent.

Working Capital

We are actively seeking sources of funding.

MATERIAL COMMITMENTS

We are obligated under a lease agreement through May, 2018 which provides for annual rental, on a straight-line basis, of approximately $34,000. In addition, we will pay, as additional rent, our proportionate share of real estate taxes and certain operating expenses.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2015.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

AUDIT COMMITTEE

Our audit committee consists of Todd Halpern and John Fitzgerald. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Todd Halpern is the audit committee’s financial expert. Our Board of Directors has determined that Mr. Halpern’s experience qualifies him for such position. The Board of Directors has analyzed the independence of each of our directors and has determined that Mr. Halpern is one of our two independent directors under the rules of the NASDAQ Stock Market LLC, including the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Manual.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the quarter ended August 31, 2015 to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Effective on September 22, 2015, the Board of Directors accepted the resignation of Jack J. Bensimon as the Chief Executive Officer and member of the Board of Directors of the Company. We previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015 that Mr. Bensimon had not expressed any disagreement with us on any matter relating to our operations, policies or practices.

Subsequently, we received a letter dated September 28, 2015 from Jack J. Bensimon (the "Letter) pursuant to which Mr. Bensimon stated that he had certain disagreements with us. Our management adamantly opposes the accuracy and/or truthfulness of Mr. Bensimon's position regarding his concerns and issues. As of the date of this Quarterly Report, our management is working to address and resolve the issues.

Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Todd Halpern, Gary Schwartz, John Fitzgerald and Leon Redensky.

Gary Schwartz, as director of lead strategies on behalf of the Company, will be overseeing our day-to-day operations until a replacement for Chief Executive Officer has been appointed. As of the date of this Quarterly Report, certain prospects for appointment as the Chief Executive Officer are under consideration by the Board of Directors based upon prospective future business operations of the Company.

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

EPCYLON TECHNOLOGIES, INC.

Date: October 27, 2015	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)