Form 10-Q/A
period 2015-08-31
Epcylon Technologies, Inc.
filed 2015-10-30
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q/A

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

EPCYLON TECHNOLOGIES INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Epcylon Technologies, Inc.

This Quarterly Report on Form 10-Q is being amended to include updated disclosure regarding the resignation of our prior Chief Executive Officer and a letter dated September 28, 2015 from our prior Chief Executive Officer, which was included as Exhibit 17 to that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

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

Subsequently, we received a letter dated September 28, 2015 from Jack J. Bensimon (the "Letter) pursuant to which Mr. Bensimon stated that he had certain disagreements with us. Our management adamantly opposes the accuracy and/or truthfulness of Mr. Bensimon's position regarding his concerns and issues. As of the date of this Quarterly Report, our management is working to address and resolve the issues , which may include vigorously pursing legal recourse in Ontario, Canada. The letter was filed as Exhibit 17 to the amendment to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2015.

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

Exhibit 17

Letter dated September 28, 2015 from Jack Bensimon, incorporated by reference to Exhibit 17 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2015.

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

EPCYLON TECHNOLOGIES, INC.

Date: October 29, 2015	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)