Form 10-Q
period 2015-11-30
Epcylon Technologies, Inc.
filed 2016-01-14
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 14, 2016
Common Stock, $0.001	173,476,221

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

Epcylon Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	November 30, 2015	May 31, 2015

CURRENT ASSETS:
Cash	$2,757,801	$2,626,664
Local tax receivable	56,128	44,649
Prepaid expense	3,000	5,722
TOTAL CURRENT ASSETS	2,816,929	2,677,035
Security deposit	8,817	9,421
Property and equipment, net (note 3)	28,917	32,214
TOTAL ASSETS	$2,854,663	$2,718,670

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 4)	$78,175	$91,442
Advances for convertible debentures to be issued (note 10)	225,010	-
Securities sold not yet purchased (note 5)	522,714	222,482
Notes payable - related party (note 6,7 & 8)	215,042	1,033,271
CURRENT LIABILITIES	1,040,941	1,347,195
Deferred rent	5,509	5,107
TOTAL LIABILITIES	1,046,450	1,352,302

STOCKHOLDER'S EQUITY:
Series A Preferred shares, par value $0.0001 10,000,000 shares authorized 8,270,000 and 10,000,000 series A shares issued and outstanding as at November 30, 2015 and May 31, 2015 respectively (note 7)	827	1,000
Series B Preferred shares, par value $0.0001 5,000,000 shares authorized 5,000,000 and 0 series B shares issued and outstanding as at November 30, 2015 and May 31, 2015 respectively (note 7)	500	-
Common stock, par value $0.0001 300,000,000 shares authorized 168,476,221 issued and outstanding as of November 30, 2015, and May 31, 2015 respectively (note 7)	16,846	16,846
Additional paid-in capital	9,042,132	8,388,459
Accumulated other comprehensive loss	(64,273)	(57,726)
Accumulated deficit	(7,187,819)	(6,982,211)
TOTAL STOCKHOLDERS' EQUITY	1,808,213	1,366,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,854,663	$2,718,670

Epcylon Technologies Inc.
Consolidated statements of comprehensive income (loss)
(unaudited)

	Three months	Three months		Six months		Six months
	Ended	Ended		Ended		Ended
	Nov 30, 2015	Nov 30, 2014		Nov 30, 2015		Nov 30, 2014

REVENUE	$4,489	$4,443 $		11,388 $		7,276

EXPENSES
General and administrative expenses	153,329	170,247		338,162		303,660

OPERATING LOSS	(148,840)	(165,804)		(326,774)		(296,384)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	-	(11,612)		(12,083)		(17,652)
Realized gain on marketable securities	76,473	232,782		177,781		180,413
Unrealized gain (loss) on marketable securities	367,071	(311,163)		(63,642)		(291,445)
Gain (loss) of foreign exchange	-	(7,644)		19,107		(7,644)
	443,544	(97,637)		121,163		(136,328)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	294,704	(263,441)		(205,611)		(432,712)
Provision for income tax	-	-		-		-
NET INCOME (LOSS )	294,704	(263,441)		(205,611)		(432,712)

Foreign currency translation adjustment	(5,242)	(18,571)		(6,547)		(31,448)
NET COMPREHENSIVE INCOME (LOSS)	$289,462	$(282,012	) $	(212,158	) $	(464,160)

Net income (loss) per common share	$0.00	($0.00)		($0.00)		($0.00)

Basic and fully diluted weighted average common shares outstanding	168,476,221	168,476,221		168,476,221		168,476,221

Epcylon Technologies Inc.
Consolidated Cash flow statement
(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	November 30, 2015	November 30, 2014
OPERATING ACTIVITIES:
Net loss	$(205,611)	$(432,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,902	1,517
Realized trading gains	(177,781)	(180,413)
Unrealized loss on marketable securities	63,642	291,445
Changes in operating assets and liabilities:
Prepaid expenses	3,326	(420)
Local tax receivable	(11,479)	(13,873)
Accounts payable and accrued liabilities	10,903	14,055
NET CASH USED IN OPERATING ACTIVITIES	(311,098)	(320,401)
		-
INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,604)	(36,445)
Net purchases of securities	627,701	259,505
NET CASH PROVIDED BY INVESTING ACTIVITIES	625,097	223,060

FINANCING ACTIVITIES:
Redemption of Class A preferred stock	(346,000)	-
Proceeds from related party loans	169,685	953,875
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(176,315)	953,875

Effect of exchange rates on cash	(6,547)	(31,448)

INCREASE IN CASH	131,137	825,086
CASH - BEGINNING OF PERIOD	2,626,664	2,475,413

CASH - END OF PERIOD	$2,757,801	$3,300,499

EPCYLON TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2015. The results of operations for the three and six months ended November 30, 2015 are not indicative of results for the full fiscal year or any other period.

Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are engaged through its Stealth branded products, in the business of researching, developing and commercializing proprietary algorithmic securities trading systems. The Company uses its Stealth trading system to trade securities with some of its existing excess capital to test the system.   Furthermore, the Company, through its MOBI branded products, develops software for use by charitable organization and government regulated lotteries. On July 29, 2013, the Company changed its name from Mobile Integrated Systems Inc., to Epcylon Technologies Inc. The Company trades on the OTCPINK under the symbol PRFC.

Since inception the Company has been engaged in organizational activities, has been developing its business model and software platforms. The Company has not earned any material revenue from operations, other than a onetime payment for a mobile application in a prior year.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Consolidation

These consolidated financial statements include the accounts of Epcylon Technologies Inc., which was incorporated on April 22, 2009 in the state of Nevada and its wholly-owned subsidiaries, Mobilotto Systems, Inc., which was incorporated in Ontario, Canada on September 16, 2008, Delite Americas Inc (inactive). which was incorporated in Ontario, Canada on July 8, 2013 and Omega Smartbuild Americas Inc. (inactive), which was incorporated in Ontario, Canada on July 8, 2013.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated	November 30,	May 31,
	Cost	Depreciation	2015 Net	2015
Leasehold improvements	$16,010	$3204	$12,806	$14,410
Computer equipment	25,580	9,469	16,111	17,806

Total	$41,590	$12,673	$28,917	$32,214

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November,	May 31,
	2015	2015
Legal	$38,820	$45,891
Audit	11,000	11,000
Consulting	23,233	15,360
General and administrative	5,122	19,192
Total	$78,175	$91,443

NOTE 5 – SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at November 30, 2015 securities at market value were as follows:

Fair value
Options sold short	$522,714

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 6 – NOTES PAYABLE

	Nov. 30, 2015	May 31, 2015
Note payable due to the former Chief Executive Officer, 0% interest, unsecured.	$50,000	$-
Note payable due to a director of the Company, 4% interest, unsecured.	29,733
Note payable due to a director of the Company, 0% interest, unsecured.	50,000	-
Note payable due to a shareholder, interest payable at 4% per annum, due January 2, 2017, unsecured.	39,952	-
Note payable due the former Chief Executive Officer with interest payable at 5% per annum, due June 21, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	50,000
Note payable due to the former Chief Executive Officer with interest payable at 5% per annum, due August 24, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	950,000
Accrued interest on notes payable	45,357	33,271
	$215,042	$1,033,271

NOTE 7 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

During the period June 1, 2015 through November 30, 2015, 1,730,000 of Series A Preferred Stock was redeemed at $0.20 per share for proceeds of 346,000.

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

Rental expense, including real estate taxes and operating expenses, charged to operations for the quarter ended November 30, 2015 aggregated approximately $40,000 in 2015 and $nil in 2014.

NOTE 10 – SUBSEQUENT EVENTS

On December 11, 2015, the Company closed $225,000 of a private placement offering of secured convertible debentures.

On December 23, 2015, 5,000,000 series B preferred shares were converted in to common shares of the Company.

The Company has evaluated subsequent events through the date the financial statements have been issued and has determined that there have been no other reportable subsequent events.

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

The Stealth Trader software platform has been commercialized for both institutional traders and retail traders. Stealth Trader is an approved Bloomberg App Portal available on Bloomberg terminals worldwide. We are currently in negotiations to distribute and license the Stealth Trader platform to various institutions through integration of their internal technologies.

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

Epcylon’s goal with Colony is to establish a discretionary trading fund either within Epcylon or as a separate and independent entity and to use the fund to trade multiple capital markets, across multiple asset classes, in multiple time zones, while exploiting intraday inefficiencies in securities prices.

The Colony is not available to the public and will be used for internal purposes to generate revenue for the Company. Colony is currently under development.

MOBILE LOTTERY SOFTWARE

Our MOBI branded products can be customized for various charitable organizations to integrate the product suite with in-house technologies. Our MOBI branded products aim to become a leading developer of global mobile engagement services - mobile marketing, mobile commerce and mobile gaming. Through the MOBI branded products, we focus on social good and our contribution towards charity. The product suite utilizes efficient and highly interactive broad-based participation games (such as draw based lotteries) to promote responsible play and support charitable causes. The brand continues to have exploratory discussions with various charities to seek partnerships.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three and six months ended November 30, 2015 as compared to the results of operations for the three and six months ended November 30, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended November 30, 2015 Compared to the Three Month Period Ended November, 2014

Our net income for the three month period ended November 30, 2015 was $294,704 compared to a net loss of $263,441 for the three month period ended November 30, 2014 (an increase of $558,145). We generated revenue from our Stealth trading platform in the amount of $4,489 for the three months ended November 30, 2015, compared to $4,443 for the three months ended November 30, 2014 (an increase of $46).

During the three months ended November 30, 2015 we incurred operating expenses of $153,329 compared to $170,247 incurred during the three months ended November 30, 2014 (a decrease of $16,918).

Our operating loss during the three month period ended November 30, 2015 was ($148,840) compared to an operating loss of ($165,804) during the three month period ended November, 2014.

During the three month period ended November 30, 2015, we also had a net interest expense on related party loans of $0 (2014 - $11,612), realized trading gains of $76,473 (2014 – $(232,782), net change in unrealized (loss) gains on securities sold short of $367,071 (2014 – loss $311,163), and a foreign exchange loss of $nil (2014 – $7,644).

During the three month period ended November 30, 2015, we also had a foreign currency transactional adjustment of ($5,242) (2014: ($18,571).

Therefore, our comprehensive income during the three month period ended November 30, 2015 was ($289,462) or ($0.00) per share compared to a comprehensive loss of ($282,012) or ($0.00) per share during the three month ended November 30, 2014. The weighted average number of shares outstanding was 168,476,221 for the three months ended November 30, 2015 and 168,476,221 for the three months ended November 30, 2014.

Six Month Period Ended November 30, 2015 Compared to the Six Month Period Ended November, 2014

Our net loss for the six month period ended November 30, 2015 was $205,611 compared to a net loss of $432,712 for the six month period ended November 30, 2014 (a decrease of $227,101). We generated revenue from our Stealth trading platform in the amount of $11,388 for the six months ended November 30, 2015, compared to $7,276 for the six months ended November 30, 2014 (an increase of $4,112).

During the six months ended November 30, 2015 we incurred operating expenses of $338,162 compared to $303,660 incurred during the six months ended November 30, 2014 (an increase of $34,502).

Our operating loss during the six month period ended November 30, 2015 was ($326,774) compared to an operating loss of ($296,384) during the six month period ended November, 2014.

During the six month period ended November 30, 2015, we also had a net interest expense on related party loans of $12,083 (2014 - $17,652), realized trading gains of $177,781 (2014 – 180,413, net change in unrealized (loss) gains on securities sold short of $(63,642) (2014 – $291,445), and a foreign exchange gain (loss) of $19,107 (2014 – $(7,644)).

During the six month period ended November 30, 2015, we also had a foreign currency transactional adjustment of ($6,547) (2014: ($31,448).

Therefore, our comprehensive loss during the six month period ended November 30, 2015 was ($212,158) or ($0.00) per share compared to a comprehensive loss of ($464,160) or ($0.00) per share during the six month ended November 30, 2014. The weighted average number of shares outstanding was 168,476,221 for the six months ended November 30, 2015 and 168,476,221 for the six months ended November 30, 2014.

During the three and six months ended November 30, 2015, we focused on raising funds and refining our business plan to help expedite the commercialization our products. In order to help achieve our goals, we signed a Memorandum of Understanding (MOU) with Bitumen Capital Inc. (TSXV: BTM.H) ("Bitumen") whereby Bitumen and Epcylon will enter into an Asset Purchase Agreement. Related to the MOU, we formed an Independent Advisory Committee (the " Committee"), which consisted of two independent members (from Bitumen). The Committee has been providing ongoing advice with respect to the business plan and overall direction of the company. This new Committee shall remain in effect until such time as the Bitumen transaction has been completed and/or otherwise approved between the parties.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015 our current assets were $2,816,929 and our current liabilities were $1,040,941, which resulted in a working capital of $1,775,988. As of November 30, 2015, current assets were comprised of: (i) $2,757,801 in cash; (ii) $56,128 in local tax receivable; and (iii) $3,000 in prepaid expense. As of November 30, 2015, total and current liabilities were comprised of: (i) $78,175 in accounts payable and accrued expenses (iii) $225,010 received for convertible debentures to be issued (iii) $522,714 of marketable securities sold short and (iv) $215,042 of notes payable and accrued interest.

As of November 30, 2015, our long term assets were $37,734 comprised of $28,917 of equipment and leasehold improvements, and a security deposit in the amount of $8,817.

As of November 30, 2015, our total liabilities were comprised of current liabilities and deferred rent of $5,509. The decrease in liabilities during the period was primarily due to the conversion of the notes payable to series B preferred stock (offset by the increase in securities sold short).

The proceeds received from the issuance of the Series A preferred stock in 2014 are subject to an account management agreement between the Corporation and the preferred stock holder. The funds are in a restricted account whose sole purpose is for investing and testing the Stealth system, or as otherwise agreed to.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six months ended November 30, 2015, net cash flows used in operating activities was $311,098 compared to $320,401 used during the six months ended November 30, 2014.

Cash Flows from Investing Activities

For the six months ended November 30, 2015, cash used in investing activities comprised the net purchase/sales of securities in the amount of $627,701 (2014 – 259,505) and the cost of equipment and leasehold improvements of $2,604 (2014 - $36,445).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended November 30, 2015 net cash used in financing activities was $176,315 consisting of payments of $346,000 (2014 - $nil) on the redemption of the Class A preferred stock, offset by the proceeds from notes payable of $169,685 (2014 - $953,875).

As of November 30, 2015, we had cash of $2,757,801, compared to $2,626,664 at May 31, 2015. As at November 30, 2015, $2,606,400 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

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

1.      Adherence to our Business Plan ..

2.      Completion of the systems development and testing to ensure we have robust products.

3.      Enter in to license agreements with asset management companies to use the Company's Stealth trading signal software and research as a tool to build portfolio strategies for the management of certain accounts.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2015.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

AUDIT COMMITTEE

Our audit committee consists of Todd Halpern and John Fitzgerald. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditors and any outside advisors engaged by the audit committee.

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

Director Nominations

There have been no changes in the quarter ended November 30, 2015 to the procedures by which security holders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We received a statement of claim from a former employee alleging constructive dismissal.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No securities issued during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

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

Effective November 19, 2015, the Board of Directors accepted the resignation of Leon Redensky. Mr. Redensky has not expressed any disagreement with us on any matter relating to our operations, policies or practices.

Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Todd Halpern, Gary Schwartz, and John Fitzgerald.

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

EPCYLON TECHNOLOGIES, INC.

Date: January 12, 2016	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)