Form 10-Q
period 2016-02-29
Epcylon Technologies, Inc.
filed 2016-04-19
CIK 1464766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File No. 333-141060

EPCYLON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	27-0156048
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

34 King Street E, Suite 1010
Toronto, Ontario
Canada M5C 2X8
(Address of principal executive offices)

(416) 479-0880
(Issuer’s telephone number)

Securities registered pursuant to Section Act: 12(b) of the Name of each exchange on which registered:	Name of each exchange on which registered:
None

Securities registered pursuant to Section Act: 12(g) of the

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X] Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 19, 2016
Common Stock, $0.001	173,476,221

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

Epcylon Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	February 29, 2016	May 31, 2015

CURRENT ASSETS:
Cash	$2,657,111	$2,626,664
Local tax receivable	66,111	44,649
Prepaid expense	10,330	5,722
TOTAL CURRENT ASSETS	2,733,552	2,677,035
Security deposit	8,817	9,421
Property and equipment, net (note 3)	25,966	32,214
TOTAL ASSETS	$2,768,335	$2,718,670

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (note 4)	$98,254	$91,442
Convertible debentures (note 6)	229,438	-
Securities sold not yet purchased (note 5)	526,573	222,482
Notes payable - related party (note 7 & 8)	205,328	1,033,271
CURRENT LIABILITIES	1,059,593	1,347,195
Deferred rent	5,468	5,107
TOTAL LIABILITIES	1,065,061	1,352,302

STOCKHOLDER'S EQUITY:
Series A Preferred shares, par value $0.0001 10,000,000 shares authorized 7,498,625 and 10,000,000 series A shares issued and outstanding as of February 29, 2016 and May 31, 2015 respectively (note 8)	750	1,000
Common stock, par value $0.0001 300,000,000 shares authorized 173,476,221 issued and outstanding as of February 29, 2016 and 168,476,221 May 31, 2015 (note 8)	17,346	16,846
Additional paid-in capital	8,887,934	8,388,459
Accumulated other comprehensive loss	(59,151)	(57,726)
Accumulated deficit	(7,143,605)	(6,982,211)
TOTAL STOCKHOLDERS' EQUITY	1,703,274	1,366,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,768,335	$2,718,670

Epcylon Technologies Inc.
Consolidated statements of comprehensive income (loss)
(unaudited)

	Three months	Three months	Nine months		Nine months
	Ended	Ended	Ended		Ended
	February 29, 2016	February 28, 2015	February 29, 2016		February 28, 2015

REVENUE	$5,303	$2,824	$16,691 $		10,100

EXPENSES
General and administrative expenses	204,978	135,334	543,140		438,992

OPERATING LOSS	(199,675)	(132,510)	(526,449)		(428,892)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	38,800	(13,098)	26,717		(30,750)
Realized gain on marketable securities	273,766	(68,392)	451,547		112,021
Unrealized gain (loss) on marketable securities	(51,514)	109,544	(115,156)		(181,901)
Gain (loss) of foreign exchange	(17,162)	35,605	1,946		27,961
	243,890	63,659	365,054		(72,669)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	44,215	(68,851)	(161,395)		(501,561)
Provision for income tax	-	-	-		-
NET INCOME (LOSS )	44,215	(68,851)	(161,395)		(501,561)

Foreign currency translation adjustment	5,122	(37,821)	(1,425)		(69,269)
NET COMPREHENSIVE INCOME (LOSS)	$49,337	$(106,672)	$(162,820	) $	(570,830)

Net income (loss) per common share	$0.00	($0.00)	$0.00		($0.00)

Basic and fully diluted weighted average common shares outstanding	171,031,777	168,476,221	169,321,809		168,476,221

Epcylon Technologies Inc.
Consolidated Cash flow statement
(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	February 29, 2016	February 28, 2015
OPERATING ACTIVITIES:
Net loss	$(161,395)	$(501,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,853	4,041
Realized trading gains	(451,547)	(112,021)
Unrealized loss on marketable securities	115,156	181,901
Changes in operating assets and liabilities:
Prepaid expenses	(4,608)	(4,237)
Local tax receivable	(21,462)	(21,986)
Accounts payable and accrued liabilities	6,812	6,912
NET CASH USED IN OPERATING ACTIVITIES	(508,191)	(446,951)
		-
INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,604)	(32,125)
Net purchases of securities	612,011	(188,083)
NET CASH PROVIDED BY INVESTING ACTIVITIES	609,407	(220,208)

FINANCING ACTIVITIES:
Redemption of Class A preferred stock	(500,276)	-
Proceeds from issuance of convertible debentures	225,000	-
Proceeds from related party loans	205,328	953,875
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(69,948)	953,875

Effect of exchange rates on cash	(821)	(64,645)

INCREASE IN CASH	30,447	222,071
CASH - BEGINNING OF PERIOD	2,626,664	2,475,413

CASH - END OF PERIOD	$2,657,111	$2,697,484

EPCYLON TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2015. The results of operations for the three and nine months ended February 29, 2016 are not indicative of results for the full fiscal year or any other period.

Organization and Business Description

Epcylon Technologies Inc., formerly known as Mobile Integrated Systems Inc. (the “Company” or “Epcylon”), together with its wholly owned subsidiaries Mobilotto Systems Inc., (“MIBI”), Delite Americas Inc., and Omega Smartbuild Americas Inc., are engaged through its Stealth branded products, in the business of researching, developing and commercializing proprietary algorithmic securities trading systems. The Company uses its Stealth trading system to trade securities with some of its existing excess capital to test the system. Furthermore, the Company, through its MOBI branded products, develops proprietary geolocation technology and services for the lottery, pari-mutuel and casino industries enabling next-generation mobile gaming. On July 29, 2013, the Company changed its name from Mobile Integrated Systems Inc., to Epcylon Technologies Inc. The Company trades on the OTCPINK under the symbol PRFC.

Since inception the Company has been engaged in developing its business model and software platforms. The Company has not earned any material revenue from operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		Accumulated	November 30,	May 31,
	Cost	Depreciation	2015 Net	2015
Leasehold improvements	$16,010	$4,005	$12,005	$14,410
Computer equipment	25,580	11,619	13,961	17,806

Total	$41,590	$15,624	$25,966	$32,214

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 29,	May 31,
	2016	2015
Legal	$44,288	$45,891
Audit	11,000	11,000
Consulting	31,900	15,360
General and administrative	11,066	19,191
Total	$98,254	$91,442

NOTE 5 – SECURITIES SOLD NOT YET PURCHASED

Marketable securities owned and on margin consisting of equity securities owned by the Company. As at February 29, 2016 securities at market value were as follows:

Fair value
Options sold short	$526,573

The securities are reported at fair value using level 1 input based on the quoted market price of the securities at each reporting period.

NOTE 6 – CONVERTIBLE DEBENTURES

On December 11, 2015, the Company closed $225,000 of a private placement offering of 8% secured convertible debentures.

NOTE 7 – NOTES PAYABLE

	February 29, 2016	May 31, 2015
Note payable due to the former Chief Executive Officer, 0% interest, unsecured.	$50,000	$-
Note payable due to a director of the Company, 4% interest, unsecured.	29,733
Note payable due to a director of the Company, 0% interest, unsecured.	50,000	-
Note payable due to a shareholder, interest payable at 4% per annum, due January 2, 2017, unsecured.	39,952	-
Note payable due to a shareholder, interest payable at 4% per annum, due January 2, 2017, unsecured.	33,525	-
Note payable due the former Chief Executive Officer with interest payable at 5% per annum, due June 21, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	50,000
Note payable due to the former Chief Executive Officer with interest payable at 5% per annum, due August 24, 2015, unsecured. On Maturity, the loan, and accrued interest, automatically converted to Series B Preferred shares at a price of $0.20 per share.	-	950,000
Accrued interest on notes payable	2,118	33,271
	$205,328	$1,033,271

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

During the period June 1, 2015 through February 29, 2016, 2,501,375 of Series A Preferred Stock was redeemed at $0.20 per share for proceeds of $500,275.

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

On December 23, 2016, all 5,000,000 Series B Preferred Stock were cancelled and converted to 5,000,000 common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

See notes 7 and 8 regarding additional related party loans and the conversion of the notes to Series B Preferred Stock.

NOTE 10 – COMMITMENTS

The Company is obligated under a lease agreement through May, 2018 which provides for annual rentals, on a straight-line basis, of approximately $34,000. In addition, the Company will pay, as additional rent, its proportionate share of real estate taxes and certain operating expenses.

Rental expense, including real estate taxes and operating expenses, charged to operations for the nine months ended February 29, 2015 aggregated approximately $60,000 in 2015 and $nil in 2014.

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

ASSET PURCHASE AGREEMENT

Effective on October 15, 2015, our Board of Directors authorized and approved the execution of that certain memorandum of understanding (the "MOU") between the Company and Bitumen pursuant to which the parties set forth their initial understanding regarding a proposed amalgamation, merger or other form of commercial arrangement between the Company and Bitumen. In accordance with the terms and provisions of the MOU: (i) we would enter into an asset purchase agreement with Bitumen, which on behalf of Bitumen will constitute a qualifying transaction as per Policy 2.4 of the TSX Venture Exchange; (ii) Bitumen will issue to us approximately 182,202,994 shares of its common stock in exchange for all of our assets; (iii) prior to closing of the Transaction, Bitumen will complete a reverse stock split of its common shares in the ratio of one share for 0.538 share resulting in an aggregate number of 7,000,000 issued and outstanding shares of common stock of Bitumen; and (iv) we intend to complete a private placement offering on or before January 31, 2016 for aggregate proceeds of $1,000,000 consisting of secured convertible debentures with a three year term and yielding at 8% at a purchase price of $0.20 per secured convertible debenture and one-half share purchase warrant with each whole share purchase warrant entitling its holder to purchase one share of common stock of Bitumen at a price of $0.30 per common share within 24 months from the date of the issuance of the share purchase warrant (the "Private Placement").

The MOU was intended to be binding upon both the Company and Bitumen until execution of a definitive asset purchase agreement. After consummation of the Transaction, it is contemplated that the current shareholders of Bitumen will hold approximately 3.7% and our current shareholders will hold approximately 96.3% shares before giving effect to the Private Placement. The consummation of the Transaction was subject to the satisfaction of certain conditions, including the completion of satisfactory due diligence, the execution of an asset purchase agreement, obtaining required approval by shareholders, completion of the Private Placement and third party and regulatory approval.

On March 7, 2016, our Board of Directors and majority shareholders, believing it to be in the Company’s our best interests and our shareholders, approved the Asset Purchase Agreement. Since our inception, the Board of Directors and management have regularly evaluated our business and operations, long-term strategic goals and alternatives and prospects as an independent company with a goal of maximizing shareholder value. As part of these ongoing reviews, we also regularly considered the strategic alternatives available to us, including possibly strategic combinations, acquisitions and divestures. As of the date of this Quarterly Report, the Board of Directors intends to file an information statement on Form 14C regarding shareholder approval of the Asset Purchase Agreement.

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

MOBILOTTO

Founded in 2009, Mobilotto develops proprietary geolocation technology and services for the lottery, pari-mutuel and casino industries enabling next-generation mobile gaming. The Mobilotto solution focuses on location jurisdictional verification. Operators holding lottery licenses, or in partnership with the license holder can securely verify popular mobile games through Mobilotto technology. Mobilotto provides a comprehensive solution custom tailored to each operator’s regulatory environment, security needs, and player/client capabilities. The Mobilotto team represents both veteran lottery and mobile experts with over 30 years of technology experience.

Patent US 20110269436

The geo-location patent awarded in 2015, is a method and system for enabling gaming via a mobile device are provided. A request is received from the mobile device to participate in gaming. Primary location information determined by the mobile device for the location of the mobile device is received with the request. The primary location information is verified with secondary location information for the geolocation of the mobile device determined using a location system external to said mobile device. Participation of the mobile device in a game is enabled if the primary location information is verified and if the mobile device at the location identified by the primary location information is eligible for the game.

Summary of Services

Mobilotto services leverage a proprietary geo-location technology to ensure and validate that your user is within the authorized jurisdictional boundary to better manage game revenue and activity.

Mobile Carrier Network Location

Applying the same network infrastructure that is used to locate emergency 911 calls, Mobile Carrier Network Location uses discrete location of either the device generating the session, or the user’s personal mobile device.

Advantages

•	Location accuracy within 5 -100 feet dependent on wireless carrier
•	Not limited to specific devices
•	Does not require any software on the device
•	Does not require user to initiate location requests (once the initial opt-in is granted)

IP Intelligence Data

Mobilotto delivers high-end IP Intelligence data for location compliance applications from vendors with only the highest standards. This technology can be used in combination with other geolocation practices and data services to identify whether the IP location of your user’s device is reliable.

Advantages

•	Determine country, province (state) or city of your user
•	Determine whether your user is using an anonymous proxy to hide their location
•	Sophisticated algorithms provide the highest confidence in IP location

Wi-Fi Location

Our Wi-Fi location technology allows you to know the physical location of your Wi-Fi enabled smartphones, tablets and specialized gaming devices anywhere in the world. Combined with Mobile Carrier Network Location and IP Intelligence Data, you receive an extremely comprehensive collation of location information for compliance and verification.

Advantages

•	Location accuracy within 5-20 metres
•	Available in 300 countries and territories on more than 500 million Wi-Fi Access Points
•	Increased location accuracy based on trilateral Wi-Fi (BSSID) reference points

CONTRACUAL AGREEMENTS

During the three month period ended Februayr 29, 2016, the Company entered into a number of contractual agreements as follows:

License Agreement

Effective on January 5, 2016, our Board of Directors authorized and approved the execution of that certain license agreement (the “License Agreement”) with Tactex Asset Management Inc., a corporation organized under the laws of the Province of Quebec (“Tactex”). In accordance with the terms and provisions of the License Agreement, the Company granted a license to Tactex to use its products including, but not limited to, the Stealth Console products, which are trading tools that filter real-time market data to generate market perception and sentiment visualization (the “Products”), within the structure of Tactex’s existing asset management organization by its employees and portfolio managers in the financial markets. Tactex is a duly licensed portfolio manager in Quebec, Ontario, New Brunswick, Alberta and British Columbia and is qualified to perform portfolio management of client accounts in full compliance with existing regulatory requirements. In further accordance with the terms and provisions of the License Agreement, Tactex agrees to pay to the Company certain fees associated with its use of the Company’s Products. The Company also has agreed to provide Tactex with initial training sessions of up to three months with one of the Company’s Stealth Console experts.

Referral Agreement

Effective on November 17, 2015, the Company also entered into that certain referral agreement (the “Agreement”) with Tactex. In accordance with the terms and provisions of the Agreement, the Company will from time to time refer certain potential clients to Tactex with respect to such persons desiring to receiving portfolio and wealth management services from Tactex, including opening and maintain a separately managed account with Tactex (the “Referred Client”). Tactex further agrees to provide portfolio and wealth management services to the Referred Client, complete its customary account opening process, and ensure compliance with all applicable laws with respect to the services delivered by it to such Referred Client.

In further accordance with the terms and provisions of the Agreement, Tactex shall pay to the Company a referral fee equal to the aggregate net management fees, performance fees and other commissions derived by Tactex from the Referred Client during a calendar quarter less the following amounts that shall be retained by Tactex: (i) 50 basis points calculated on total AUM held in the account of the Referred Client during the relevant period (calculated daily); (ii) 25% of any performance fee charged to the account during the relevant period (calculated monthly); and (iii) administrative costs of managing the respective account.

The Agreement may be terminated either by Tactex or the Company under the following circumstances: (i) material breach by either party of this Agreement, which is not remedied within thirty day of notice of such breach; (ii) interpretation of new or existing laws that precludes the parties from acting under the terms of the Agreement; (iii) ninety day prior written notice; or (iv) insolvency or bankruptcy of the Company or Tactex.

Supplier and Reseller Agreement

Effective on December 1, 2015, our Board of Directors authorized and approved the execution of that certain supplier and reseller agreement (the “Agreement”) with Jitney Trade Inc. (“Jitney”). In accordance with the terms and provisions of the Agreement, the Company will offer Jitney’s retail and professional traders the following products: (i) the Stealth Trading Platform, which is designed for professional traders; (ii) the Stealth Console, which uses four signals to condense and visualize complex trends in the market giving the user a clear trading advantage and can be embedded into any trading platform with additional Stealth technical indicators modules; (iii) the Stealth Mobile application, which will be available the first fiscal quarter of 2016; and (iv) the Stealth Analytics platform. In further accordance with the terms and provisions of the Agreement, the Company has agreed to adopt a revenue sharing model with Jitney consisting of 30% of all revenues from software sales on a monthly basis credited to Jitney and 70% credited to the Company. Lastly, the Company has agreed to provide custom training for Jitney’s clients in addition to the existing training videos that can be found on the internet and the Company’s website http://www.epcylon.com. Jitney’s trade financial technology provider, Finlogik, Inc., will develop the FIX gateway integration to Jitney’s trade web-based platform.

The Agreement takes effect immediately and the Company will offer Jitney’s clients a thirty day free trial on the Stealth Console and Analytics Platform. The Agreement can be cancelled by either party upon a thirty day notice.

CQG Order Routing Service Agreement

Effective on April 12, 2016, our Board of Directors authorized and approved the execution of that certain one-year CQG Order Routing Service Agreement (the “Agreement”) with CQG, LLC and its affiliates (“CQG”). CQG has an electronic order/trade routing service that provides access to market trading platforms (“ORS”). The Company desires its market trading software to interface with the ORS for the purpose of processing orders entered by its customers, whose brokers have entered into a CQG order routing service broker agreement with CQG.

Therefore, in accordance with the terms and provisions of the Agreement: (i) CQG will work with the Company to develop and maintain an interface between the Company’s software and the ORS pursuant to which CQG will provide the Company with an application program interface for CQG’s ORS (“API”); and (ii) CQG will pay certain amounts due to the Company in accordance with a fee schedule within thirty days after fees are collected (the “Fee Schedule”). The Fee Schedule may be changed by CQG on ninety (90) days written notice to the Company. In accordance with the Fee Schedule, the Company and CQG shall share equally all transaction fees collected by CQG for orders placed through the Company’s trading software except that if transaction fees in a given month are less than $250, CQG shall retain 100%. CQG and the Company shall also share equally all fixed user fees charged to customers for their use of the ORS in connection with the Company’s trading software. The Agreement shall have an initial term of one year and shall automatically renew thereafter until either party shall give at least 90 days’ notice of termination.

Moreover, CQG does not make any representations, warranties or guarantees, express or implied, with respect to the ORS or any software used in connection with the ORS or its content. Lastly, the Company understands that technical problems or other conditions may delay or prevent persons from entering or cancelling an order or receiving information through the ORS and, therefore, CQG shall not be liable for and the Company shall not hold CQG or its affiliates liable for any loss, cost or damage (including trading losses or data losses), whether in contract or tort, suffered or incurred by the Company or any third party. CQG grant of the right to use the ORS is granted “as is” with all faults.

CQG provides market data and other information, which CQG obtains from exchanges and other information providers. The Company will comply with all applicable requirements of the exchanges including, but not limited to: (i) ensuring that each customer’s use of the market data is tracked in the ORS by linking the Company’s entitlement system to CQG; (ii) ensuring that the market data is not made available to customers in an uncontrolled data fees so that customers are only able to use the market data within the Company’s application; and (iii) collecting and storing any agreements or non-professional declarations from customers as required by the exchanges.

Memorandum of Understanding

Effective on February 23, 2016, our Board of Directors authorized and approved the execution of that certain memorandum of understanding (the “Memorandum of Understanding”) with Inditrade Capital Ltd., a corporation organized under the laws of the Republic of India (“INT”).

The Company completed and is currently commercializing version 1 of its sentiment trading proprietary technology for desktops and is set to launch its new Mobile application version in addition to a new version 2 of the Stealth Trader (the “Stealth Trading Proprietary Technology”). The Company’s business mandate is to seek international and local partners, joint ventures and licenses within the top fifty capital markets worldwide to supply retail and profession traders with the Stealth Trading Proprietary Technology. The Company wishes to license its Stealth Trading Proprietary Technology to broker dealers, retail trading houses specializing in equities, commodities, currencies and other securities around the world as a value added and innovative research tool.

Therefore, in accordance with the terms and provisions of the Memorandum of Understanding: (i) the Company will offer INT’s retail, professional and institutional clients the Stealth Console designed for professional traders, the Stealth Signal which is embedded in a platform of choice with additional technical indicators available on demand, the Stealth Mobile and the Stealth Analytics; (ii) INT and the Company desire to enter into a mutually exclusive 36 month license agreement to enable INT to offer its customers the Stealth Trading Proprietary Technology, both desktop and mobile application; (iii) the Company and INT agree to collaborate on setting up suppliers that are local for Indian stock quotes and data fees that will serve as the base of information to be fed into the Stealth Trader and algorithms; and (iv) INT shall have the responsibility of bearing start-up costs and branding.

In further accordance with the terms and provisions of the Memorandum of Understanding, the Company and INT will enter into the proposed licensing agreement whereby INT will be responsible for the day-to-day operational duties, marketing and client service and the Company will be responsible for necessary changes dictated by the Indian market regulations and establish the Indian version of the Stealth Trading Proprietary Technology for the trading of securities in India. The parties will further determine the revenue sharing, which will vary by product type, i.e. desk top or mobile application, and volume of users/businesses. It is further intended that once the Stealth Trading Proprietary Technology is fully established with Indian securities and research signals, a six month testing period will take place with respect to the accuracy of the trading signals at which point INT will have the right to negotiate with the Company as to the creation of a new proprietary/client account trading structure to be launched in India using the research signals of the Stealth Trading Proprietary Technology.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion and analysis addresses the results of operations for the three and nine months ended February 29, 2016 as compared to the results of operations for the three and nine months ended February 28, 2015. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. The following discussion further contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended February 29, 2016 Compared to the Three Month Period Ended February 28, 2015.

Our net income for the three month period ended February 29, 2016 was $44,215 compared to a net loss of $68,851 for the three month period ended February 28, 2015, an increase of $113,066. We generated revenue from our Stealth trading platform in the amount of $5,303 for the three months ended February 29, 2016, compared to $2,824 for the three months ended February 28, 2015, an increase of $2,479.

During the three months ended February 29, 2016 we incurred operating expenses of $204,978 compared to $135,334 incurred during the three months ended February 28, 2015, an increase of $69,644.

Our operating loss during the three month period ended February 29, 2016 was $199,675 compared to an operating loss of $132,510 during the three month period ended February 28 2015.

During the three month period ended February 29, 2016, we also had a net interest $38,800 (2015 - $13,098), realized trading gains of $273,766 (2015 – loss $68,392, net change in unrealized loss on securities sold short of $51,514 (2015 – gain $109,544), and a foreign exchange loss of $17,162 (2015 – gain $35,605).

During the three month period ended February 29, 2016, we also had a foreign currency transactional adjustment of $5,122 (2015 - $37,821).

Therefore, our comprehensive income during the three month period ended February 29, 2016 was $49,337 or $0.00 per share compared to a comprehensive loss of $106,672 or $0.00 per share during the three month ended February 28, 2015. The weighted average number of shares outstanding was 171,031,777 for the three months ended February 29, 2016 and 168,476,221 for the three months ended February 28, 2015.

Nine Month Period Ended February 29, 2016 Compared to the Nine Month Period Ended February 28, 2015

Our net loss for the nine month period ended February 29, 2016 was $161,395 compared to a net loss of $501,561 for the nine month period ended February 28, 2015, a decrease of $340,166. We generated revenue from our Stealth trading platform in the amount of $16,691 for the nine months ended February 29, 2016, compared to $10,100 for the nine months ended February 28, 2015, an increase of $6,591.

During the nine months ended February 29, 2016 we incurred operating expenses of $543,140 compared to $438,992 incurred during the nine months ended February 28, 2015, an increase of $104,148.

Our operating loss during the nine month period ended February 29, 2016 was $526,449 compared to an operating loss of $428,892 during the nine month period ended February 28, 2015.

During the nine month period ended February 29, 2016, we also had a net interest of $26,717 (2015 - $30,750), realized trading gains of $451,547 (2015 – $112,021), net change in unrealized loss on securities sold short of $115,156 (2015 – $181,901), and a foreign exchange gain of $1,946 (2015 –$27,961).

During the nine month period ended February 29, 2016, we also had a foreign currency transactional adjustment of $1,425 (2015 - ($69,269).

Therefore, our comprehensive loss during the nine month period ended February 29, 2016 was $162,820 or $0.00 per share compared to a comprehensive loss of $570,830 or $0.00 per share during the nine month ended February 28, 2015. The weighted average number of shares outstanding was 169,321,809 for the nine months ended February 29, 2016 and 168,476,221 for the nine months ended February 28, 2015.

During the nine months ended February 29, 2016, we focused on raising funds and refining our business plan to help expedite the commercialization our products. In order to help achieve our goals, we signed a Memorandum of Understanding (MOU) with Bitumen Capital Inc. (TSXV: BTM.H) ("Bitumen") whereby Bitumen and Epcylon will enter into an Asset Purchase Agreement. Related to the MOU, we formed an Independent Advisory Committee (the " Committee"), which consisted of two independent members (from Bitumen). The Committee has been providing ongoing advice with respect to the business plan and overall direction of the company. This new Committee shall remain in effect until such time as the Bitumen transaction has been completed and/or otherwise approved between the parties.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016 our current assets were $2,733,552 and our current liabilities were $1,059,593, which resulted in a working capital of $1,673,959. As of February 29, 2016, current assets were comprised of: (i) $2,657,111 in cash; (ii) $66,111 in local tax receivable; and (iii) $10,330 in prepaid expense. As of February 29, 2016, total and current liabilities were comprised of: (i) $98,254 in accounts payable and accrued expenses (iii) $229,438 of convertible debentures and accrued interest (iii) $526,573 of marketable securities sold short and (iv) $205,328 of notes payable and accrued interest.

As of February 29, 2016, our long term assets were $34,783 comprised of $25,966 of equipment and leasehold improvements, and a security deposit in the amount of $8,817.

As of February 29, 2016, our total liabilities were comprised of current liabilities and deferred rent of $5,468. The decrease in liabilities during the period was primarily due to the conversion of the notes payable to series B preferred stock (offset by the increase in securities sold short and convertible debentures issued).

The proceeds received from the issuance of the Series A preferred stock in 2014 are subject to an account management agreement between the Corporation and the preferred stock holder. The funds are in a restricted account whose sole purpose is for investing and testing the Stealth system, or as otherwise agreed to.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine months ended February 29, 2016, net cash flows used in operating activities was $508,191 compared to $446,951 used during the nine months ended February 28, 2015.

Cash Flows from Investing Activities

For the nine months ended February 29, 2016, cash used in investing activities comprised the net purchase/sales of securities in the amount of $609,407 (2015 – $220,208) and the cost of equipment and leasehold improvements of $2,604 (2015 - $32,125).

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine months ended February 29, 2016 net cash used in financing activities was $69,948 consisting of payments of $500,276 (2014 - $nil) on the redemption of the Class A preferred stock, offset by the proceeds from notes payable of $205,328 (2014 - $953,875), and convertible debentures of $225,000 (2015 - $nil).

As of February 29, 2016, we had cash of $2,657,111, compared to $2,626,664 at May 31, 2015. As at February 29, 2016, $2,655,314 of the cash has restricted use, as per a management agreement with the Series A preferred stock holders.

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

Our path to revenue is based upon completing the following work plan over the next twelve months:

1.	Adherence to our Business Plan .
2.	Completion of the systems development and testing to ensure we have robust products.
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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 29, 2016.

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

There were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 29, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Director Nominations

There have been no changes in the quarter ended February 29, 2016 to the procedures by which security holders may recommend nominees to our board of directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter we issued $225,000 of 8% secured convertible debentures. Proceeds are being used to fund working capital requirements.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 3.3	Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2009.

Exhibit 3.4	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

Exhibit 3.5	Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 23, 2012.

Exhibit 3.9	Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 3, 2014.

Exhibit 10.12	Share Cancellation Agreement, by and between the Company, A Few Brilliant Minds Inc. and Gino Porco, dated as of June 16, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Exhibit 10.13	Share Cancelation Agreement, by and between the Company and NAC Investment Ltd., dated as of June 20, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Exhibit 10.14	Share Cancellation Agreement, by and between the Company and 2208155 Ontario Inc., dated as of June 20, 2011, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Exhibit 10.15	Employment Agreement, by and between the Company and Fulvio Ciano, dated as of October 21, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.16	Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.17	Stock Option Agreement, by and between the Company and Alan Ralph, dated as of November 29, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.18	Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.19	Stock Option Agreement, by and between the Company and Todd Halpern, dated as of November 29, 2011, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.20	Stock Option Agreement, by and between the Company and Fulvio Ciano, dated as of November 29, 2011, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.21	Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.22	Stock Option Agreement, by and between the Company and Donald Ziraldo, dated as of November 29, 2011, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.23	Stock Option Agreement, by and between the Company and Randall Barrs, dated as of November 29, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 23, 2012.

Exhibit 10.24	Stock Option Agreement, by and between 2238646 Ontario Inc. and Emlyn David, dated as of April 25, 2012, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.25	Employment Agreement, by and between the Company and Murray Simser, dated as of May 14, 2012, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.26	Stock Option Agreement, by and between 2238646 Ontario Inc. and Murray Simser, dated as of May 14, 2012, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.27	Arrangement Agreement, by and between the Company, Quantitative Alpha Trading Inc. and 2338584 Ontario Inc., dated as of August 20, 2012 incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 19, 2012.

Exhibit 10.28	Corporate Development Agreement, by and between the Company and 2238646 Ontario Inc., dated as of November 1, 2012, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 22, 2013.

Exhibit 10.29	Consulting Agreement dated by and between Epcylon Technologies Inc. and CFO Advantage Inc. dated February 1, 2014, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 14, 2014.

Exhibit 10.30	Epcylon Supplier and Reseller Agreement dated December 1, 2015 between the Company and Jitney Trade Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015.

Exhibit 10.31	Epcylon License Agreement between the Company and Tactex Asset Management Inc. dated as of January 5, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016.

Exhibit 10.32	Epcylon Referral Agreement dated January 5, 2016 between the Company and Tactex Asset Management Inc. dated as of January 5, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016.

Exhibit 10.33	Memorandum of Understanding dated February 23, 2016 between the Company and Inditrade Capital Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016.

Exhibit 10.34	CQG Order Routing Service Agreement daed May 1, 2016 between the Company and CQG LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2016.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPCYLON TECHNOLOGIES, INC.

Date: April 19, 2016	By:	/s/ Kyle Appleby
		Name:	Kyle Appleby

		Title:	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)